Form 10-Q
period 1996-06-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 1996-09-10
CIK 913497

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 0-28370


                 WNC Housing Tax Credit Fund IV, L.P. - Series 2

State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization                     Identification No.)

California                                        33-0596399

WNC Housing Tax Credit Fund IV, L.P. - Series 2
3158 Redhill Avenue, Suite 120, Costa Mesa, CA  92626
(714) 622-5565


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Part I.  Financial Information

Item 1.  Financial Statements

        Index

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (a California Limited Partnership)

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED June 30, 1996



PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

   Balance Sheets, June 30, 1996 and December 31, 1995....................3

   Statement of Operations
     For the six and three months ended June 30, 1996.....................4

   Statement of Partners' Equity
     For the six months ended June 30, 1996...............................5

   Statement of Cash Flows
     For the six months ended June 30, 1996...............................6

   Notes to Financial Statements..........................................8

   Item 2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations.......................12

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings.............................................15

   Item 6. Exhibits and Reports on Form 8K...............................15

   Signatures............................................................16

                 WNC HOUSING TAX CREDIT FUND IV, L.P. - SERIES 2
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                       June 30, 1996 and December 31, 1995


                                                   1996             1995
                                                  ------           ------

                                        ASSETS

Cash and cash equivalents                     $   3,351,930   $   5,285,730
  Investment in limited
    partnerships - Note 2                        10,411,179       9,417,744
 Other assets - Note 4                                9,516          29,568
                                                     ------          ------
                                              $  13,772,625   $  14,733,042
                                                ===========      ==========

                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Accrued fees and expenses due to
   general partner and affiliates - Note 3   $      146,983   $     146,685
Payable to limited partnerships -Note 4           1,532,786       2,134,797
                                                  ---------       ---------
                                                  1,679,769       2,281,482
                                                  ---------       ---------


Partners' equity (deficit):
 General partner                                   (31,384)         (27,796)
 Limited partners (20,000 units
  authorized, 15,600 units issued
  and outstanding)                              12,124,240       12,479,356
                                                ----------       ----------
Total partners' equity                          12,092,856       12,451,560
                                                ----------       ----------
                                             $  13,772,625    $  14,733,042
                                                ==========       ==========






                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P. - SERIES 2
                       (A California Limited Partnership)

                             STATEMENT OF OPERATIONS
           For the Three and Six Months Ended June 30, 1996 and 1995

                                      1996                       1995
                                 -----------------        -----------------

                                 Three        Six         Three        Six
                                 Months       Months      Months       Months

Interest income              $   43,408   $   94,076   $  23,903   $   32,372
                                 ------       ------      ------       ------

Operating expenses:
Amortization                      9,397       18,746       5,774       10,178
Asset management fees-Note 4     10,725       21,450       4,000       10,167
Legal and accounting              6,260        6,260       2,350        2,350
Other                             7,910       12,970       3,725        4,101
                                 ------       ------       -----        -----

Total operating expenses         34,292       59,426      15,849       26,796
                                 ------      -------      ------       ------

Income from operations            9,116       34,650       8,054        5,576

Equity in loss from
 limited partnerships          (115,800)    (353,400)    (51,780)    (120,780)


Net loss                     $ (106,684)  $ (318,750)  $ (43,726)  $ (115,204)
                                =========   =========    ========    =========


Net loss allocated to:
  General partner            $   (1,067)  $   (3,188)  $    (437)  $   (1,152)
                                 =======      =======       =====      =======

  Limited partners           $ (105,617)  $ (315,562)  $ (43,289)  $ (114,052)
                               =========    =========    ========    =========


Net loss per 15,600 and
9,253 weighted partner
units outstanding June 30,
1996 and 1995                $       (7)  $      (20)  $      (5)  $      (12)
                                     ===        ====          ===         ====



                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P. - SERIES 2
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' EQUITY
                For the Six Months Ended June 30, 1996 and 1995


For the Six Months Ended June 30, 1996

                                         General      Limited
                                         Partner      Partner       Total

Equity (deficit), December 31, 1995   $  (27,796)  $ 12,479,356  $ 12,451,560


Offering expenses                           (400)       (39,554)      (39,954)

Net loss for the six months ended
 June 30, 1996                            (3,188)      (315,562)     (318,750)
                                          -------      ---------     ---------

Equity (deficit), June 30, 1996       $  (31,384)  $ 12,124,240  $ 12,092,856
                                         ========    ==========    ==========



For the Six Months Ended June 30, 1995
                                          General       Limited
                                          Partner       Partner        Total

Equity (deficit), December 31, 1994   $   (9,902)   $ 4,473,382   $ 4,463,480


Capital contributions (20,000
units authorized, 9,856 units
issued and outstanding                                9,497,405     9,497,405

Offering expenses                         (9,794)      (969,625)     (979,419)

Capital issued for notes receivable                     (80,000)      (80,000)

Net loss for the six months ended
 June 30, 1995                            (1,152)      (114,052)     (115,204)
                                          -------      ---------     ---------

Equity (deficit), June 30, 1995       $  (20,848)  $ 12,807,110  $ 12,786,262
                                         ========    ===========   ===========


                                        UNAUDITED
                     See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P. - SERIES 2
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS
                For the Six Months Ended June 30, 1996 and 1995

                                                       1996            1995
                                                      ------          ------
Cash flows provided by operating activities:
  Net loss                                     $    (318,750)        (115,204)
    Adjustments to reconcile net loss to
     net cash used in operating activities:
     Equity in loss of limited partnerships          353,400          120,780
     Amortization                                     18,746           10,178
     Asset management fee                             21,450           10,167
     Change in other assets                           20,052          (11,058)
     Accrued fees and expense due to
      general partner and affiliates                   2,989             (404)
                                                      ------            -----
     Net cash provided by operating activities        97,887           14,459
                                                      ------           ------

Cash flows used by investing activities:
   Investments in limited partnerships            (1,962,889)      (1,541,656)
   Acquisition costs and fees                        (52,120)        (402,985)
   Increase in cash in escrow
                                                                     (900,000)
   Distribution from limited partnerships              3,900             -
                                                      ------           ------
  Net cash flows used by investing activities:    (2,011,109)      (2,844,641)
                                                  -----------      -----------

Cash flows provided (used) by financing activities:
  Capital contributions from partners                               9,417,405
  Collection of subscriptions receivable                               63,100
  Decrease in loan payable                                           (280,569)
  Offering costs                                     (20,578)        (962,630)
  Decrease in advances from affiliates                   -           (211,080)
                                                       ----         ---------
  Net cash provided (used) by
   financing activities                              (20,578)       8,026,226
                                                      -------       ---------


Net decrease in cash and cash equivalents         (1,933,800)       5,196,044
Cash and cash equivalents, beginning of period     5,285,730          720,130
Cash and cash equivalent, end of period         $  3,351,930     $  5,916,174
                                                  ===========      ===========

                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                       STATEMENT OF CASH FLOWS - CONTINUED

                 For the Six months ended June 30, 1996 and 1995



Supplemental disclosure of noncash financing and investing activity:

During the six months ended June 30, 1996, the Partnership's Payables to Limited Partnerships (in connection with its investments in limited partnerships) decreased by $11,527 due to various price adjuster provisions in the respective limited partnership agreements.


- -------------------------------------------------------------------------------

 During the six months ended June 30, 1995, the Partnership's Payables to Limited Partnerships (in connection with its investments in limited partnerships) decreased by $135,360 due to various price adjuster provisions in the respective limited partnership agreements.











                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
WNC Housing Tax Credit Fund IV, L.P., Series 2 (the "Partnership") was formed under the California Revised Limited Partnership Act on September 27, 1993, and commenced operations on July 18, 1995. The Partnership was formed to invest primarily in other limited partnerships which will own and operate multi-family housing complexes that will qualify for low income housing credits.

     The general partner of the Partnership is WNC Tax Credit Partners IV, L.P. (the "General Partner"), a California limited partnership. WNC & Associates, Inc. is the general partner of the General Partner. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 70% of the outstanding stock of WNC & Associates, Inc. John B. Lester, Jr. is the original limited partner of the Partnership and owns, through the Lester Family Trust, 30% of the outstanding stock of WNC & Associates, Inc.

General
The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the audited financial statements and related notes thereto contained in the Partnership's financial statements for the period ended December 31, 1995 (audited).

In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and the results of operations and changes in cash flows for the six months ended June 30, 1996.

Allocations Under the Terms of the Partnership Agreement
The General Partner has a 1% interest in operating profits and losses, taxable income and loss and in cash available for distribution from the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

     After the limited partners have received sale or refinancing proceeds equal to their capital contributions and their return on investment (as defined in the Partnership's Agreement of Limited Partnership) and the General Partner has received a subordinated disposition fee (as described in Note 4 below), any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

Method of Accounting For Investment in Limited Partnerships
The investment in limited partnerships is accounted for on the equity method of accounting whereby the Partnership adjusts its investment balance for its share of each limited partnership's results of operations and for any distributions received. Costs incurred by the Partnership in acquiring the investments in limited partnerships are capitalized as part of the investment account.

Losses from the limited partnerships will not be recognized to the extent that the individual investment balance would be adjusted below zero.

Offering Expenses
Offering expenses will consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of partners' capital.

Organization Costs
Organization costs will be amortized on the straight-line method over 60 months.

Cash and Cash Equivalents
The Partnership considers investments with an original maturity of three months or less as cash equivalents.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED



NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS

As of June 30, 1996 the Partnership had acquired limited partnership interests in twenty limited partnerships each of which owns one Apartment Complex. As of June 30, 1996, construction or rehabilitation of seventeen of the Apartment Complexes had been completed and three were undergoing construction or rehabilitation.

As of June 30, 1995 the Partnership had acquired limited partnership interests in thirteen limited partnerships each of which owns one Apartment Complex. As of June 30, 1995, construction or rehabilitation of eleven of the Apartment Complexes had been completed and two were undergoing construction or rehabilitation.

The Partnership, as a limited partner, is entitled to 95% to 99%, as specified in the partnership agreements, of the operating profits and losses of the limited partnerships upon the acquisition of its limited partnership interest. Following is a summary of the components of investment in limited partnerships as of June 30, 1996 and December 31, 1995

                                                   1996                 1995
                                                  ------               ------

   Investment balance, beginning of period    $  9,417,744       $ 6,235,584

   Investments in limited partnerships           1,360,878         3,099,425

   Capitalized acquistion fees and costs             8,603           737,464


   Equity in loss of limited partnerships         (353,400)         (628,521)

   Distributions
                                                    (3,900)
   Amortization of capitalized
     acquisition costs                             (18,746)          (26,208)
                                                   --------          --------
   Investment balance,
     end of period                            $ 10,411,179       $ 9,417,744
                                                ===========        ==========


Selected financial information from the financial statements of the limited partnerships with operations for the six months ended June 30, 1996 and 1995 is as follows (rounded to the nearest thousand):

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED


NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)

                                                  1996               1995
                                                 ------             ------

   Total revenue                            $  1,173,000         $  565,000
                                              ----------           --------

   Interest expense                              478,000            362,000
   Depreciation                                  432,000            163,000
   Operating expenses                            620,000            162,000
                                              ----------           --------
   Total expenses                              1,530,000            687,000
                                              ----------           --------

    Net loss                                   $(357,000)        $ (122,000)
                                                =========          =========
    Net loss allocable to the
       Partnership                          $   (353,400)        $ (120,780)
                                                =========          =========



NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for the following items:

        Acquisition fees of up to 8% of the gross proceeds from the sale of Partnership units. During the six months ended June 30, 1996 and 1995 the Partnership incurred acquisition fees of $884 and $237,163.

        An annual asset management fee equal to the greater amount of (i) $2,000 for each Apartment Complex, or (ii) 0.275% of Gross Proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2 % of the invested assets (defined as the Partnership's capital contributions to the limited partnerships plus its allocable percentage of the permanent financing) of the limited partnerships which are subsidized under one or more Federal, state or local government programs. The Partnership has incurred fees of $21,450 and $10,167 for the six months ended June 30, 1996 and 1995.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

        Reimbursement for organizational, offering and selling expenses advanced by an affiliate of the General Partner on behalf of the Partnership. These reimbursements plus all other organizational and offering expenses inclusive of sales commissions will not exceed 15% of the gross proceeds. The Partnership incurred offering during the six months ended June 30, 1996 and 1995 of $39,954 and $10,167, respectively.

        A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Agreement of Limited Partnership) and is payable only if services are rendered in the sales effort.

Advances and fees payable due to general partner of $146,983 and $ 146, 685 at June 30, 1996 and December 31, 1996, respectively consists of the following:

                                                      1996        1995

       Asset management fee payable,              $  80,350    $  58,900
       Acquisition fees and expenses payable,        46,827       90,344
       Advances for offering expense                 19,376
       Advances for expenses                            430       (2,559)
                                                    -------      --------
                                                  $ 146,983    $ 146,685

NOTE 4 - PAYABLE TO LIMITED PARTNERSHIPS

Payable to limited partnerships represent amounts which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments, are generally due upon the limited partnerships achieving certain operating benchmarks and are generally expected to be paid within two years of the Partnership's initial investment.

NOTE 5- INCOME TAXES

The Partnership will not make a provision for income taxes since all items of taxable income and loss will be allocated to the partners for inclusion in their respective income tax returns.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

        WNC Housing Tax Credit Fund IV, L.P., Series 2 (the Partnership) is a California Limited Partnership formed under the laws of the State of California on September 27, 1993, and commenced operations on July 18, 1995 to acquire limited partnership interests in limited partnerships ("Limited Partnerships") which own multifamily apartment complexes that are eligible for low-income housing federal income tax credits (the "Housing Tax Credit").

The Partnership's  offering of units terminated on July 26, 1996.

Liquidity and Capital Resources

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $1,934,000 for the six months ended June 30, 1996. This decrease in cash consists of cash used by investing and financing activities and cash provided by operating activities. Cash was used by the investing activities of the Partnership during such period in the aggregate amount of approximately $2,011,000, which consisted primarily of capital contributions to Limited Partnerships. Cash used by financing activities consisted entirely of payments for offering costs of approximately $20,600. Cash was provided by the operating activities of the Partnership in aggregate amount of approximately $98,000. Cash provided from operations consisted primarily of interest received on cash deposits, and cash used in operations consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net increase in cash and cash equivalents of approximately $5,196,000 for the six months ended June 30, 1995. This increase in cash was provided by the Partnership's financing activities, including the proceeds from the offering and short term indebtedness described below. Cash from financing activities for the period ended June 30, 1995 of approximately $8,026,000 was sufficient to fund the investing activities of the Partnership during such period in the aggregate amount of approximately $2,845,000, which consisted primarily of capital contributions to Limited Partnerships. Cash provided and used by the operating activities of the Partnership was minimal compared to its other activities. Cash provided from operations consisted primarily of interest received on cash deposits, and cash used in operations consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

As of December 31, 1995 and June 30, 1996 the Partnership was indebted to WNC & Associates, Inc. in the amount of approximately $147,000. The component items of such indebtedness were as follows: accrued acquisition fees of approximately $90,000 and $47,000, respectively, advances to pay front-end fees of approximately $0 and $19,000, respectively, accrued asset management fees of approximately $59,000 and $80,000, respectively and advances for expenses of approximately $(2,600) and $400, respectively.

As of August 1, 1996, the Partnership has received and accepted subscriptions funds in the amount of $15,241,000. As of August 1, 1996, as of June 30, 1996 and as of December 31, 1995, the Partnership had made capital contributions to Limited Partnerships in the amount of approximately $8,992,000 , $8,947,000 and $8,342,000, respectively, and had commitments for additional capital contributions of approximately $1,488,000, $1,533,000 and $994,000, respectively.

Prior to sale of the Apartment Complexes, it is not expected that any of the Limited Partnerships in which the Partnership has invested or will invest will generate cash from operations sufficient to provide distributions to the Limited Partners in any material amount. Such cash from operations, if any, would first be used to meet operating expenses of the Partnership, including payment of the asset management fee to the General Partner. As a result, it is not anticipated that the Partnership will provide distributions to the Limited Partners prior to the sale of the Apartment Complexes.

The Partnership's investments will not be readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Limited Partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner. Nevertheless, the General Partner anticipates that capital raised from the sale of the Units will be sufficient to fund the Partnership's investment commitments and proposed operations.

The Partnership will establish working capital reserves of at least 3% of capital contributions, an amount which is anticipated to be sufficient to satisfy general working capital and administrative expense requirements of the Partnership excluding payment of the asset management fee as well as expenses attendant to the preparation of tax returns and reports to the Limited Partners and other investor servicing obligations of the Partnership. Liquidity would, however, be adversely affected by unanticipated or greater than anticipated operating costs. The Partnership's liquidity could also be affected by defaults or delays in payment of the Limited Partners' promissory notes, from which a portion of the working capital reserves is expected to be funded. To the extent that working capital reserves are insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be sought through bank loans or other institutional financing. The General Partner may also apply any cash distributions received from the Limited Partnerships for such purposes or to replenish or increase working capital reserves.

Under the Partnership Agreements the Partnership does not have the ability to assess the Limited Partners for additional capital contributions to provide capital if needed by the Partnership or Limited Partnerships. Accordingly, if circumstances arise that cause the Limited Partnerships to require capital in addition to that contributed by the Partnership and any equity contributed by the general partners of the Limited Partnerships, the only sources from which such capital needs will be able to be satisfied (other than the limited reserves available at the Partnership level) will be (i) third-party debt financing (which may not be available, if, as expected, the Apartment Complexes owned by the Limited Partnerships are already substantially leveraged), (ii) additional equity contributions or advances of the general partners of the Limited Partnerships (in this regard, each local general partner is required to fund operating deficits, but only for a period of two years following construction completion), (iii) other equity sources (which could adversely affect the Partnership's interest in Housing Tax Credits, cash flow and/or proceeds of sale or refinancing of the Apartment Complexes and result in adverse tax consequences to the Limited Partners), or (iv) the sale or disposition of the Apartment Complexes (which could have the same adverse effects as discussed in (iii) above). There can be no assurance that funds from any of such sources would be readily available in sufficient amounts to fund the capital requirement of the Limited Partnerships in question. If such funds are not available, the Limited Partnerships would risk foreclosure on their Apartment Complexes if they were unable to re-negotiate the terms of their first mortgages and any other debt secured by the Apartment Complexes to the extent the capital requirements of the Limited Partnerships relate to such debt.

The Partnership's capital needs and resources are expected to undergo major changes during their first several years of operations as a result of the completion of their offerings of Units and their acquisition of investments. Thereafter, the Partnership's capital needs and resources are expected to be relatively stable over the holding periods of the investments except to the extent of proceeds received in payment of promissory notes and disbursed to fund the deferred obligations of the Partnership.


  Results of Operations

As of June 30, 1995 and 1996 the Partnership had acquired 13 and 20 Limited Partnership Interests, respectively. Each of the 20 Limited Partnerships receives or is expected to receive government assistance and each of them has received a reservation for Housing Tax Credits. As of June 30, 1995, eleven of the Apartment Complexes in the Partnership had commenced operations, as of June 30, 1996, seventeen of the Apartment Complexes had commenced operations. Accordingly, the "Equity in losses from limited partnerships" for the periods ended June 30, 1995 and June 30, 1996 reflected in the Statement of Operations of the Partnership is not indicative of the amounts to be reported in future years.

     As reflected on its Statements of Operations, the Partnership had a loss of approximately $316,000 and $115,000 for the six months ended June 30, 1996 and 1995, respectively. The component items of revenue and expense are discussed below.

Revenue. The Partnership's revenues consisted entirely of interest earned on promissory notes and cash deposits held in financial institutions (i) as reserves, or (ii) pending investment in Limited Partnerships. Interest revenue in future years will be a function of prevailing interest rates and the amount of cash balances. It is anticipated that the Partnership will maintain cash Reserves in an amount not materially in excess of the minimum amount required by its Partnership Agreement, which is 3% of capital contributions.

Expenses. The most significant component of operating expenses was and is expected to be the Asset Management Fee. The Asset Management Fee is equal to the greater of (i) $2,000 for each Apartment Complex or (ii) 0.275% of gross proceeds, and will be decreased or increased annually based on changes to the Consumer Price Index.

Amortization expense consist of the amortization over a period of 30 years of the Acquisition Fee and other expenses attributable to the acquisition of Limited Partnership Interests.

Because of the amounts of the Asset Management Fee and amortization expense primarily are determined by the gross proceeds from the offering, the number and size of Apartment Complexes and the number of investors, until termination of the Offering and investment of the net proceeds therefrom the Partnership cannot predict with any accuracy what these amounts will be.

Equity in Losses from Limited Partnership. The Partnership's equity in losses from Limited Partnerships is equal to 96%-99% of the aggregate net losses of each Limited Partnership incurred after admission of the Partnership as a limited partner thereof.

After rent-up all Limited Partnerships are expected to generate losses during each year of operations; this is so because, although rental income is expected to exceed cash operating expenses, depreciation and amortization deductions claimed by the Limited Partnerships are expected to exceed net rental income.

The Partnership accounts for its investments in Local Partnerships using the equity method of accounting, whereby the Partnership reduces its investment balance for its share of Local Partnerships' losses and distributions. Losses are not recognized to the extent that the investment balance would be adjusted below zero.

Part II.  Other Information

Item 1.  Legal Proceedings

        None

Item 6.  Exhibits and Reports on Form 8-K

1.  None.


     No reports on Form 8-K were filed during the quarter ended June 30, 1996.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC Housing Tax Credit Fund IV, L.P. - Series 2

By:_____________________________________________________
WNC Tax Credit Partners IV, L.P.
General Partner

Date: _____

By:_____________________________________________________
WNC & ASSOCIATES, INC.
General Partner

Date: _____

By:_____________________________________________________
John B. Lester, Jr.
President

Date: August 14, 1996

By:_____________________________________________________
Theodore M. Paul
Vice President - Finance

Date: August 14, 1996