Form 10-Q
period 1996-09-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 1996-11-14
CIK 913497

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ___________

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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED September 30, 1996



PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

     Balance Sheets, September 30, 1996 and December 31, 1995..................3

     Statement of Operations
       For the nine and three months ended September 30, 1996..................4

     Statement of Partners' Equity
       For the nine months ended September 30, 1996............................5

     Statement of Cash Flows
       For the nine months ended September 30, 1996............................6

     Notes to Financial Statements.............................................8

   Item 2. Management's Discussion and Analysis of
     Financial  Condition and Results of Operations...........................13


PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K.............................18

         Signatures...........................................................19

Financial Statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P. - SERIES 2
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                    September 30, 1996 and December 31, 1995

                                               1996                     1995
                                               ----                     ----

                                ASSETS

Cash and cash equivalents                 $  2,566,803              $  5,285,730
 Investment in limited
 partnerships - Note 2                      10,156,310                 9,417,744
 Other assets                                    8,651                    29,568
                                                 -----                    ------
                                          $ 12,731,764              $ 14,733,042
                                            ==========                ==========


                        LIABILITIES AND PARTNERS' EQUITY
Liabilities:
 Accrued fees and expenses due to
  general partner and affiliates - Note 3 $     11,075             $     146,685
Payable to limited partnerships -Note 4        808,968                 2,134,797
                                               -------                 ---------
                                               820,043                 2,281,482
                                               -------                 ---------
Partners' equity (deficit):
 General partner                              (33,194)                  (27,796)
 Limited partners (20,000 units
  authorized, 15,600 units issued
  and outstanding)                          11,944,915                12,479,356
                                            ----------                ----------
Total partners' equity                      11,911,721                12,451,560
                                            ----------                ----------
                                          $ 12,731,764             $  14,733,042
                                            ==========                ==========






                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P. - SERIES 2
                       (A California Limited Partnership)

                         STATEMENT OF OPERATIONS
         For the hree and Nine Months Ended September 30, 1996 and 1995

                                              1996                    1995
                                              ----                    ----

                                Three          Nine         Three        Nine
                                Months         Months       Months       Months

Interest income              $  36,865      $ 130,941     $  92,377   $  124,749
                               -------        -------       -------      -------

Operating expenses:
Amortization                    11,300         30,046         7,047       17,225
Asset management fees - Note 4  10,725         32,175         6,666       16,833
Interest expense                                5,350        39,148       39,148
Legal and accounting                 -          6,260             -        2,350
Other                              616          8,236         2,941        7,042
                                   ---          -----         -----        -----

Total operating expenses        22,641         82,067        55,802       82,598
                                ------         ------        ------       ------

Income from operations          14,224         48,874        36,575       42,151

Equity in loss from
 limited partnerships        (212,600)      (566,000)       (45,720)   (166,500)
                             ---------      ---------       --------   ---------

Net loss                    $(198,376)     $(517,126)       $(9,145)   $124,349)
                             =========      =========        =======    ========

Net loss allocated to:
  General partner           $  (1,984)        (5,171)           (91)     (1,243)
                               =======        =======           ====     =======

Limited partners            $(196,392)      (511,955)        (9,054)   (123,106)
                             =========       ========         ======    ========

Net loss per 15,600 and
11,363 weighted partner
units outstanding
September 30, 1996 and 1995 $    (13)        $   (33)         $   (1)    $  (11)
                                 ====            ====             ===       ====



                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P. - SERIES 2
                       (A California Limited Partnership)
                          STATEMENT OF PARTNERS' EQUITY

              For the Nine Months Ended September 30, 1996 and 1995


For the  Nine Months Ended September 30, 1996
                                         General         Limited
                                         Partner         Partner        Total

Equity (deficit), December 31, 1995   $ (27,796)     $ 12,479,356   $ 12,451,560

Offering expenses                          (227)         (22,486)       (22,713)

Net loss for the nine months ended
 September 30, 1996                      (5,171)         (511,955)     (517,126)
                                         -------         ---------     ---------

Equity (deficit), September 30, 1996  $ (33,194)     $  11,944,915  $ 11,911,721
                                        ========        ==========    ==========



For the  Nine Months Ended September 30, 1995
                                         General          Limited
                                         Partner          Partner       Total

Equity (deficit), December 31, 1994    $ (9,902)     $   4,473,382   $ 4,463,480

Capital contributions (20,000 units
authorized 9,856 units issued and
outstanding                                              9,593,000     9,593,000

Offering expenses                       (11,675)       (1,155,846)   (1,167,521)

Capital issued for notes receivable                       (80,000)      (80,000)

Net loss for the nine months ended
 September 30, 1995                      (1,243)         (123,106)     (124,349)
                                         -------         ---------     ---------

Equity (deficit), September 30, 1995   $(22,820)     $  12,707,430   $12,684,610
                                        ========        ==========    ==========



                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P. - SERIES 2
                       (A California Limited Partnership)

                      STATEMENT OF CASH FLOWS For the Nine
                    Months Ended September 30, 1996 and 1995

                                                     1996                 1995
                                                     ----                 ----
Cash flows provided by operating activities:
 Net loss                                         $ (517,126)        $ (124,349)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
     Equity in loss of limited partnerships           566,000            166,500
     Amortization                                      30,046             17,225
     Asset management fee                            (47,825)             16,833
     Change in other assets                            20,917           (48,729)
     Accrued fees and expense due to
     general partner and affiliates                      2559              (404)
  Net cash operating activities                        54,571             27,076
                                                      -------             ------

Cash flows used by investing activities:
   Investments in limited partnerships             (2,651,479)       (2,435,539)
   Acquisition costs and fees                        (103,206)         (780,548)
   Increase in cash in escrow                                          (900,000)
   Distribution from limited partnerships                3,900                 -
                                                         -----             -----
   Net cash flows used by investing activities:    (2,750,785)       (4,116,087)
                                                   -----------       -----------

Cash flows provided (used) by financing activities:
  Capital contributions from partners                                  9,674,000
  Collection of subscriptions receivable                                 597,100
  Decrease in loan payable                                             (280,569)
  Offering costs                                      (22,713)       (1,278,501)
  Decrease in advances from affiliates                      -          (214,302)
                                                       --------        ---------
  Net cash provided (used) by financing activities    (22,713)         8,497,728
                                                      --------         ---------

Net decrease in cash and cash equivalents          (2,718,927)         4,408,717
Cash and cash equivalents, beginning of period       5,285,730           720,130
                                                    ----------           -------
Cash and cash equivalent, end of period            $ 2,566,803       $ 5,128,847
                                                     =========         =========

                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                       STATEMENT OF CASH FLOWS - CONTINUED

              For the Nine months ended September 30, 1996 and 1995



Supplemental disclosure of noncash financing and investing activity:

During the nine months ended September 30, 1996, the Partnership's Payables to Limited Partnerships (in connection with its investments in limited partnerships) decreased by $46,755 due to various price adjuster provisions in the respective limited partnership agreements and increased by $1,372,405 due to acquisitions of limited partnership interest. This results in a net noncash change in the Partnership's payables to limited partnerships of $1,325,650. .


--------------------------------------------------------------------------------

 During the nine months ended September 30, 1995, the Partnership's Payables to Limited Partnerships (in connection with its investments in limited partnerships) decreased by $135,360 due to various price adjuster provisions in the respective limited partnership agreements and increased by $3,234784 less deposits of $880,760 due to acquisitions of limited partnership interest. This results in a net noncash change in the Partnership's payables to limited partnerships of $2,218,664















                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

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

In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996 and the results of operations and changes in cash flows for the nine months ended September 30, 1996 and 1995.

Allocations Under the Terms of the Partnership Agreement
The General Partner has a 1% interest in operating profits and losses, taxable income and loss and in cash available for distribution from the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

After the limited partners have received sale or refinancing proceeds equal to their capital contributions and their return on investment (as defined in the Partnership's Agreement of Limited

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED



NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS
-------------------------------------------

As of September 30, 1996 the Partnership had acquired limited partnership interests in twenty limited partnerships each of which owns one Apartment Complex. As of September 30, 1996, construction or rehabilitation of nineteen of the Apartment Complexes had been completed and three were undergoing construction or rehabilitation.

As of September 30, 1995 the Partnership had acquired limited partnership interests in seventeen limited partnerships each of which owns one Apartment Complex. As of September 30, 1995, construction or rehabilitation of thirteen of the Apartment Complexes had been completed and four were undergoing construction or rehabilitation.

The Partnership, as a limited partner, is entitled to 95% to 99%, as specified in the partnership agreements, of the operating profits and losses of the limited partnerships upon the acquisition of its limited partnership interest. Following is a summary of the components of investment in limited partnerships as of September 30, 1996 and December 31, 1995

                                                     1996               1995
                                                     ----               ----

 Investment balance, beginning of period       $  9,417,744        $  6,235,584
 Investments in limited partnerships              1,325,650           3,099,425
 Capitalized acquisition fees and costs              12,862             737,464

 Equity in loss of limited partnerships            (566,000)           (628,521)
 Distributions                                       (3,900)
 Amortization of capitalized
   acquisition costs                               (30,046)            (26,208)
                                                   --------            --------
 Investment balance,
   end of period                                $ 10,156,310         $ 9,417,744
                                                  ===========          =========



Selected financial information from the financial statements of the limited partnerships with operations for the nine months ended September 30, 1996 and 1995 is as follows (rounded to the nearest thousand):

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED


NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)

                                                  1996                   1995
                                                  ----                   ----

         Total revenue                         $ 1,813,000          $    996,000
                                                 ---------               -------

         Interest expense                          623,000               252,000
         Depreciation                              842,000               346,000
         Operating expenses                        920,000               568,000
                                                  --------               -------
         Total expenses                          2,385,000             1,166,000
                                                 ---------             ---------

         Net loss                             $  (572,000)          $ ($170,000)
                                                 =========            ==========
         Net loss allocable to the
           Partnership                        $  (566,000)          $  (166,500)
                                                 =========             =========



NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for the following items:

         Acquisition fees of up to 8% of the gross proceeds from the sale of Partnership units. During the nine months ended September 30, 1996 and 1995 the Partnership incurred acquisition fees of $884 and $547,786.

         An annual asset management fee equal to the greater amount of (i) $2,000 for each Apartment Complex, or (ii) 0.275% of Gross Proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2 % of the invested assets (defined as the Partnership's capital contributions to the limited partnerships plus its allocable percentage of the permanent financing) of the limited partnerships which are subsidized under one or more Federal, state or local government programs. The Partnership has incurred fees of $32,175 and $16,833 for the nine months ended September 30, 1996 and 1995.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

         Reimbursement for organizational, offering and selling expenses advanced by an affiliate of the General Partner on behalf of the Partnership. These reimbursements plus all other organizational and offering expenses inclusive of sales commissions will not exceed 15% of the gross proceeds. The Partnership incurred offering costs during the nine months ended September 30, 1996 of $22,713. The Partnership incurred offering and selling expenses during the nine months ended September 30, 1995 of $590,667 and $576,854, respectively.

         A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Agreement of Limited Partnership) and is payable only if services are rendered in the sales effort.

Advances and fees payable due to general partner of $11,075 and $ 146, 685 at September 30, 1996 and December 31, 1996, respectively consists of the following:

                                                      1996                1995
                                                      ----                ----

        Asset management fee payable,              $11,075              $ 58,900
        Acquisition fees and expenses payable            0                90,344
        Advances for expenses                            0               (2,559)
                                                   -------               -------
                                                   $11,075              $146,685
                                                    ======               =======

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

The Partnership's  offering of units terminated on July 26, 1996


Liquidity and Capital Resources

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $2,719,000 for the nine months ended September 30, 1996. This decrease in cash consists of cash used by investing and financing activities and cash provided by operating activities. Cash was used by the investing activities of the Partnership during such period in the aggregate amount of approximately $2,751,000, which consisted primarily of capital contributions to Limited Partnerships. Cash used by financing activities consisted entirely of payments for offering costs of approximately $23,000. Cash was provided by the operating activities of the Partnership in aggregate amount of approximately $55,000. Cash provided from operations consisted primarily of interest received on cash deposits, and cash used in operations consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net increase in cash and cash equivalents of approximately $4,409,000 for the nine months ended September 30, 1995. This increase in cash was provided by the Partnership's financing activities, including the proceeds from the offering and short term indebtedness described below. Cash from financing activities for the period ended September 30, 1995 of approximately $8,498,000 was sufficient to fund the investing activities of the Partnership during such period in the aggregate amount of approximately $4,116,000, which consisted primarily of capital contributions to Limited Partnerships. Cash provided and used by the operating activities of the Partnership was minimal compared to its other activities. Cash provided from operations consisted primarily of interest received on cash deposits, and cash used in operations consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

As of December 31, 1995 and September 30, 1996 the Partnership was indebted to WNC & Associates, Inc. in the amount of approximately $147,000 and $11,000, respectively. The component items of such indebtedness were as follows: accrued acquisition fees of approximately $90,000 and $0, respectively, advances to pay front-end fees of approximately $0 and $19,000, respectively, accrued asset management fees of approximately $59,000 and $11,000, respectively and advances for expenses of approximately $(2,600) and $0, respectively.

As of August 1, 1996, the Partnership has received and accepted subscriptions funds in the amount of $15,600,000. As of November 1, 1996, as of September 30, 1996 and as of December 31, 1995, the Partnership had made capital contributions to Limited Partnerships in the amount of approximately $9,881,000 , $9,636,000 and $8,342,000, respectively, and had commitments for additional capital contributions of approximately $564,000, $809,000 and $994,000, respectively.

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

  Results of Operations

As of September 30, 1995 and 1996 the Partnership had acquired seventeen and twenty Limited Partnership Interests, respectively. Each of the twenty Limited Partnerships receives or is expected to receive government assistance and each of them has received a reservation for Housing Tax Credits.

As of September 30, 1995, thirteen of the Apartment Complexes in the Partnership had commenced operations, as of September 30, 1996, nineteen of the Apartment Complexes had commenced operations. Accordingly, the "Equity in losses from limited partnerships" for the periods ended September 30, 1995 and September 30, 1996 reflected in the Statement of Operations of the Partnership is not indicative of the amounts to be reported in future years.

As reflected on its Statements of Operations, the Partnership had a loss of approximately $517,000 and $124,000 for the nine months ended September 30, 1996 and 1995, respectively. The component items of revenue and expense are discussed below.

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

Part II.  Other Information

Item 1.  Legal Proceedings

         None

Item 6.  Exhibits and Reports on Form 8-K

1.  None.


         No reports on Form 8-K were filed during the quarter ended September 30, 1996.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC Housing Tax Credit Fund IV, L.P. - Series 2

By: WNC Tax Credit Partners IV, L.P.        General Partner


By: WNC & ASSOCIATES, INC. General Partner


By:  /S/John B. Lester, Jr.
John B. Lester, Jr.        President

Date: November 13, 1996

By:  /S/Theodore M. Paul
Theodore M. Paul  Vice President - Finance

Date: November 13, 1996