Form 10-K
period 1996-12-31
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 1997-05-19
CIK 913497

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

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

                                 (714) 662-5565

          Securities registered pursuant to Section 12(b) of the Act:

Title of Securities                                Exchanges on which Registered

NONE                                               NOT APPLICABLE



          Securities registered pursuant to section 12(g) of the Act:

UNITS OF LIMITED PARTNERSHIP INTEREST

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|



State the aggregate market value of the voting stock held by non-affiliates of the registrant. Inapplicable.

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

NONE

Item 1.  Business

Organization

WNC Housing Tax Credit Fund IV, L.P., Series 2 (the "Partnership") is a California limited partnership formed under the laws of the State of California on September 27, 1993 to acquire limited partnership interests in local limited partnerships ("Local Limited Partnerships") which own multifamily apartment complexes that are eligible for low-income housing federal income tax credits (the "Low Income Housing Credit")

The general partner of the Partnership is WNC Tax Credits Partner IV, L.P. ("The General Partner"). The general partner of the General Partner is WNC & Associates, Inc. ("Associates"). The business of the Partnerships is conducted primarily through Associates as neither the General Partner nor the Partnership have employees of their own.

The Partnership conducted its public offering ("Offering") from July 1994 to July 1995. 20,000 Units of Limited Partnership Interests ("Units"), at a price of $1,000 per Unit were offered. Since inception a total of 15,600 Units representing approximately $15,241,000 were sold throughout the offering. Enova Financial, Inc. a California corporation, which is not an affiliate of the Partnership or General Partner, has purchased 4,000 Units, which represents 25.6% of the Units outstanding for the Partnership. Enova Financial, Inc. invested $3,641,000. A discounts of $359,000 was allowed due to a volume discount. See Item 12(a) in this 10-K.

Holders of Limited Partnership Interests are referred to herein as "Limited Partners."

The Partnership has applied and will apply funds raised through its public offerings, including the installment payments of the Limited Partners' promissory notes as received, to the purchase price and acquisition fees and costs of Local Limited Partnership Interests, reserves, and expenses of this Offering.


Description of Business

The Partnership's principal business is to provide its Limited Partners with Low Income Housing Credits. The Partnership's principal business therefore consists of investing as a limited partner in Local Limited Partnerships each of which will own and operate an apartment complex ("Apartment Complex") which will qualify for the federal Low Income Housing Credit. In general, under Section 42, an owner of a low-income housing project is entitled to receive the Low Income Housing Credit in each year of a ten-year period (the "Credit Period"). The Apartment Complex is subject to a 15-year compliance period (the "Compliance Period").

In general, in order to avoid recapture of Low Income Housing Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by a Local Limited Partnership of any Apartment Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Apartment Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the inability of the Partnership to directly cause the sale of Apartment Complexes by Local General Partners, but generally only to require such Local General Partners to use their respective best efforts to find a purchaser for the Apartment Complexes, it is not possible at this time to predict whether the liquidation of substantially all of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership ("Partnership Agreement") will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell an Apartment Complex, it is anticipated that the Local General Partner will either continue to operate such Apartment Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. In addition, circumstances beyond the control of the General Partner may occur during the Compliance Period which would require the Partnership to approve the disposition of an Apartment Complex prior to the end thereof.

As of December 31, 1996, the Partnership had invested in twenty Local Limited Partnerships. Each of these Local Limited Partnerships owns an Apartment Complex that is or is expected to be eligible for the Low Income Housing Credit. All of the Local Limited Partnerships also benefit from government programs promoting low or moderate income housing.

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership multifamily residential real estate. Some of these risks are that the Low Income Housing Credit could be recaptured and neither the Partnership's investments nor the Apartment Complexes owned by Local Limited Partnerships will be readily marketable. Additionally, there can be no assurance that the Partnership will be able to dispose of its interest in the Local Limited Partnerships at the end of the Compliance Period. The value of the Partnership's investments could be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Apartment Complexes and the Partnership. The Apartment Complexes will be subject to loss through foreclosure. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards which might be uninsurable. Because the Partnership's ability to control its operations will depend on these and other factors beyond the control of the General Partner and the Local General Partners, there can be no assurance that Partnership operations will be profitable or that the anticipated Low Income Housing Credits will be available to Limited Partners.

As of December 31, 1996, 19 of the 20 Apartment Complexes acquired by the Partnership were completed and in operation and one was under construction. The Apartment Complexes owned by the Local Limited Partnerships in which the Partnership has invested were or are being developed by the Local General Partners who acquired the sites and applied for applicable mortgages and subsidies. The Partnership became the principal limited partner in these Local Limited Partnerships pursuant to arm's-length negotiations with the Local
General Partners. As a limited partner, the Partnership's liability for obligations of each Local Limited Partnership is limited to its investment. The Local General Partner of the Local Limited Partnership retain responsibility for developing, constructing, maintaining, operating and managing the Apartment Complex.


Following is recap of the status of the twenty Apartment Complexes owned by the twenty Limited Partnerships invested in or identified by the Partnership:


                                               Construction                Under
                                          or Rehabilitation         Construction    Construction
                                                  Completed    or Rehabilitation     Not Started
                                                  ---------    -----------------     -----------
Properties acquired by 12/31/96                          19                    1               0


The following is a schedule of the status as of December 31, 1996, of the Apartment Complexes owned by Local Partnerships in which the Partnership was a limited partner as of December 31, 1996:


                  SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                         IN WHICH THE PARTNERSHIP HAS AN INVESTMENT
                                    AS OF DECEMBER 31, 1996

                                         Number                                  Percentage
                                           of         Units         Units         of Total
NAME & Location                           Apts.     Completed     Occupied     Units Occupied
---------------                           -----     ---------     --------     --------------
AUTUMN TRACE                               58           58           52              90%
  Silsbee (Hardin Co.) Texas
BROKEN BOW                                 16            0            0               0
  Broken Bow (Custer Co.), Nebraska
CHADWICK                                   48           48           47              98
  Eden, (Rockingham Co.) N.C.
COMANCHE                                   22           22           20              91
  Comanche (Comanche Co.) Texas
E. W.                                      16           16           15              94
  Evansville (Rock Co.) Wisconsin
GARLAND                                    18           18           18             100
  Malvern (Hot Spring Co.)Arkansas
HEREFORD                                   28           28           27              96
  Hereford, (Deaf Smith Co.) Texas
HICKORY LANE                               24           24           23              96
  Newton (Newton Co.) Texas
HONEYSUCKLE                                48           48           47              98
  Vidor (Orange Co.) Texas
KLIMPEL MANOR                              59           59           59             100
  Fullerton (Orange Co.) CA
LA MESA                                    24           24           24             100
  Lamesa (Dawson Co.), Texas
LAREDO HEIGHTS APTS                        48           48           45              93
  Navasto, Texas
MOUNTAINVIEW                               24           24           22              92
  North Wilkesboro (Wilkes Co.) N.C.
PALESTINE                                  42           42           41              98
  Palestine (Anderson Co.) Texas
PECAN                                      32           32           32             100
  Forrest City (St. Francis Co.) AR
PIONEER                                   112          112          111             99
  Bakersfield (Kern Co.) California
SIDNEY APARTMENTS I                        18           18           12              66
   Omaha, Nebraska
SOUTHCOVE                                  54           54           53              98
  Orange Cove (Fresno Co.) CA
WALNUT BEND                                23           23           22              96
  Buna (Jasper Co.) Texas
WAUKEE II                                  23           23           23             100
  Waukee (Dallas Co.) Iowa                 --           --           --             ---

                                          737          721          693             96%
                                          ===          ===          ===             ==

Description of Local Partnerships

The Partnership has become a limited partner in AUTUMN TRACE ASSOCIATES, LTD., a Texas limited partnership ("AUTUMN"); in BROKEN BOW APARTMENTS, L.P. a Nebraska limited partnership ("BROKEN BOW"), in CHADWICK LIMITED PARTNERSHIP, a North Carolina limited partnership ("CHADWICK"); COMANCHE RETIREMENT VILLAGE, LTD., a Texas limited partnership ("COMANCHE"); EW, a Wisconsin limited partnership
("EW");  GARLAND STREET LIMITED  PARTNERSHIP,  an Arkansas  limited  partnership
("GARLAND"); HEREFORD SENIORS COMMUNITY, LTD., a Texas limited partnership ("HEREFORD"); HICKORY LANE ASSOCIATES, LIMITED, a Texas limited partnership ("HICKORY"); HONEYSUCKLE COURT ASSOCIATES, LIMITED, a Texas limited partnership ("HONEYSUCKLE"); KLIMPEL MANOR, LTD., a California limited partnership
("KLIMPEL"),  LAMESA  SENIORS  COMMUNITY,  LTD.,  a  Texas  limited  partnership
("LAMESA"); LAREDO HEIGHTS APARTMENTS, LTD., a Texas limited partnership ("LAREDO"), MOUNTAINVIEW APARTMENTS LIMITED PARTNERSHIP, a North Carolina limited partnership ("MOUNTAINVIEW"); PALESTINE SENIORS COMMUNITY, LTD., a Texas limited partnership ("PALESTINE"); PECAN GROVE LIMITED PARTNERSHIP, an Arkansas limited partnership ("PECAN"), PIONEER STREET ASSOCIATES, L.P., a California limited partnership ("PIONEER"); SIDNEY APARTMENTS I LIMITED PARTNERSHIP, a Nebraska limited partnership, ("SIDNEY"), SOUTHCOVE ASSOCIATES, a California limited partnership ("SOUTHCOVE"), WALNUT TURN ASSOCIATES, LIMITED, a Texas limited partnership ("WALNUT"), and CANDLERIDGE APARTMENTS OF WAUKEE L.P. II, an Iowa limited partnership ("WAUKEE-II").

AUTUMN owns the Autumn Trace Apartments in Silsbee, Texas; CHADWICK own the Chadwick Apartments in Eden, North Carolina; COMANCHE owns the Comanche Retirement Village Apartments in Comanche, Texas; EW owns the Evansville Town Homes in Evansville, Wisconsin, GARLAND owns the Garland Street Apartments in Malvern, Arkansas; HEREFORD owns the Hereford Seniors Community in Hereford, Texas; HICKORY owns the Hickory Lane Apartments in Newton, Texas; HONEYSUCKLE owns the Honeysuckle Court Apartments in Vidor, Texas; KLIMPEL owns the Klimpel Manor Apartments in Fullerton, California, LAMESA owns the Lamesa Seniors Community in Lamesa, Texas; MOUNTAINVIEW owns the Mountainview Apartments in North Wilkesboro, North Carolina; PALESTINE owns the Palestine Seniors Community in Palestine, Texas; and PECAN owns the Pecan Grove Apartments in Forrest City, Arkansas, PIONEER owns the Pioneer Street Apartments in Bakersfield, California; SOUTHCOVE own the Southcove Apartments in Orange Cove, California, WALNUT owns the Walnut Turn Apartments in Buna, Texas. WAUKEE-II owns the Candleridge of Waukee Apartments II in Waukee, Iowa.

The  following   tables  contain   information   concerning  the  Local  Limited
Partnerships acquired by the Partnership.


========================================================================================================================

Local             Project Name     Estimated      Estimated      Number of        Basic     Permanent     Local
Limited                            Construction   Development    Apartment        Monthly   Mortgage      Limited
Partnership                        Completion     Cost With      Units            Rents     Loan Amount   Partnership's
                                                  Land                                                    Anticipated
                                                                                                          Tax Credits (1)
----------------------------------------------------------------------------------------------------------------
AUTUMN            Autumn           May 1994       $2,030,727     26 1BR units     $210      $1,256,680    $768,000
                  Trace                                          32 2BR units     $265      RECDS (3)
                  Apartments (2)
------------------------------------------------------------------------------------------------------------------------
BROKEN BOW        Broken Bow       December       $1,417,102      6 2BR units     $301      $500,000      $1,127,220
                  Apartments       1996                          10 3BR units     $352      FNBO (11)
------------------------------------------------------------------------------------------------------------------------
CHADWICK          Chadwick         October        $2,024,524      8 1BR units     $285      $898,311      $735,000
                  Apartments (2)   1994                          36 2BR units     $307      RECDS (3)
                                                                  4 3BR units     $333
------------------------------------------------------------------------------------------------------------------------
COMANCHE          Comanche         January        $616,000       20 1BR units     $235      $597,520      $290,000
                  Retirement       1995                           2 2BR units     $275      RECDS (3)
                  Village
                  Apartments
                  (4)
------------------------------------------------------------------------------------------------------------------------
EW                Evansville       September      $868,552        4 2BR units     $493      $660,000      $306,000
                  Town Homes       1994                          12 3BR units     $599      WHEDA (5)
------------------------------------------------------------------------------------------------------------------------
GARLAND           Garland          September      $898,780       18 2BR units     $270      $702,332      $319,000
                  Street           1994                                                     RECDS (3)
                  Apartments
                  (2)
------------------------------------------------------------------------------------------------------------------------
HEREFORD          Hereford         December       $854,000       28 1BR units     $260      $809,750      $355,000
                  Seniors          1995                                                     RECDS (3)
                  Community
                  Apartments
                  (4)
------------------------------------------------------------------------------------------------------------------------
HICKORY           Hickory          December       $920,000       16 1BR units     $185      $598,900      $322,000
                  Lane             1995                           8 2BR units     $233      RECDS (3)
                  Apartments
                  (2)
------------------------------------------------------------------------------------------------------------------------
HONEY-            Honeysuckle      December       $1,701,691     24 1BR units     $283      $1,172,600    $622,000
SUCKLE            Court            1995                          24 2BR units     $333      RECDS (3)
                  Apartments
                  (2)
------------------------------------------------------------------------------------------------------------------------
KLIMPEL           Klimpel          November       $3,618,242     58 1BR units     $340-445  $1,320,000    $3,360,000
                  Manor            1994                           1 2BR unit      $497      CHFA (6)
                  Apartments
                  (5)                                                                       $625,000
                                                                                            LGP (7)
------------------------------------------------------------------------------------------------------------------------


Local             Project Name     Estimated      Estimated      Number of        Basic     Permanent     Local
Limited                            Construction   Development    Apartment        Monthly   Mortgage      Limited
Partnership                        Completion     Cost With      Units            Rents     Loan Amount   Partnership's
                                                  Land                                                    Anticipated
                                                                                                          Tax Credits (1)
-----------------------------------------------------------------------------------------------------------------------
LAMESA            Lamesa           June           $826,426       24 1BR units     $265      $679,000      $302,000
                  Seniors          1994                                                     RECDS (3)
                  Community
                  Apartments
                  (4)
------------------------------------------------------------------------------------------------------------------------
LAREDO            Laredo Heights   July           $1,302,003      8 1BR units     $326      $1,009,500    $419,320
                  Apartments (2)   1996                          40 2BR units     $349      RECDS (12)
------------------------------------------------------------------------------------------------------------------------
MOUNTAIN-VIEW     Mountain-view    December       $1,206,604     22 1BR units     $292      $1,025,482    $387,000
                  Apartments       1993                           2 2BR units     $340      RECDS (3)
                  (4)
------------------------------------------------------------------------------------------------------------------------
PALESTINE         Palestine        June           $1,180,000     40 1BR units     $264      $1,144,600    $446,000
                  Seniors          1995                           2 2BR units     $318      RECDS (3)
                  Community
                  Apartments
                  (4)
------------------------------------------------------------------------------------------------------------------------
PECAN             Pecan            July           $1,454,000     32 2BR units     $245      $1,194,732    $464,000
                  Grove            1994                                                     RECDS (3)
                  Apartments
                  (2)
------------------------------------------------------------------------------------------------------------------------
PIONEER           Pioneer          October        $3,903,000     78 2BR units     $341-4222 $1,960,000    $4,156,000
                  Street           1995                          32 3BR units     $488      CCRC (8)
                  Apartments                                      2 4BR units     $437-542
------------------------------------------------------------------------------------------------------------------------
SIDNEY            Sidney           August         $1,134,574      6 2BR units     $326      $450,000      $993,320
                  Apartments I     1996                          12 3BR units     $349      FNBO (13)
------------------------------------------------------------------------------------------------------------------------
SOUTHCOVE         Southcove        July           $3,750,000     20 2BR units     $226-407  $1,051,050    $3,783,000
                  Apartments       1995                          34 3BR units     $249-471  RHCP (9)

                                                                                            $525,000
                                                                                            CCRC (8)
------------------------------------------------------------------------------------------------------------------------
WALNUT            Walnut Turn      December       $981,000       23 2BR units     $218      $716,000      $347,000
                  Apartments       1995                                                     RECDS (3)
                  (2)

------------------------------------------------------------------------------------------------------------------------
WAUKEE-II         Candleridge      December       $736,000       23 1BR units     $285      $694,148      $230,000
(12)              Apartments       1994                                                     RECDS (3)
                  of Waukee II
                  (3)
------------------------------------------------------------------------------------------------------------------------

(1) Low Income Housing Credits are available over a 10-year period. For the year in which the credit first becomes available with respect to an Apartment Complex, The Partnership will receive only that percentage of the annual credit which corresponds to the number of months during which The Partnership was a limited partner of the Local Limited Partnership, and during which the Apartment Complex was completed and in service.

(2)      Rehabilitation property.

(3) The Rural Economic and Community Development Services (formerly the Farmers Home Administration) of the United States Department of Agriculture ("RECDS") provides mortgage loans under the RECDS Section 515 Mortgage Loan Program. Each of these mortgage loans is or will be a 50-year loan and bears or will bear annual interest at a market rate prior to reduction of the interest rate by a mortgage interest subsidy to an annual rate of 1%, with principal and interest payable monthly based on a 50-year amortization schedule.

(4)      Senior citizen housing.

(5) The Wisconsin Housing & Economic Development Authority ("WHEDA") will provide the mortgage loan for a term of 30 years at an interest rate of 6.65% per annum, with principal and interest payable monthly based on a 30-year amortization schedule.

(6) The California Housing and Finance Agency ("CHFA") will provide the mortgage loan for a term of 40 years at an interest rate of 9% per annum, with principal and interest payable monthly based on a 40-year amortization schedule.

(7) Margaret N. Chaffee, one of the Local General Partners, will provide a second loan for a term of 40 years at an interest rate of 9.25% per annum, with principal and interest payable monthly based on a 40-year amortization schedule.

(8) The California Community Reinvestment Corporation ("CCRC") is providing the mortgage loan at an annual interest rate of 8.75%, with principal and interest payable monthly based on a 30-year amortization schedule.

(9) California has established the Rental Housing Construction Program ("RHCP") to provide low interest loans directly to project sponsors for the construction of new rental housing for occupancy by very low-income households, lower-income households and other households. RHCP funding is provided through a combination of interim construction and permanent loans or through permanent loans only. The standard interest rate is 3% per annum, calculated on a simple (non-compounded) basis. The minimum term to maturity is 40 years, with longer original terms and 10-year extensions available. The repayment schedule is based on a formula generally related to the project's ability to pay. During the first 30 years of the loan term, no principal payments are required. Interest is payable from, and only to the extent of, net cash flow. Accrued interest for any year which cannot be paid is deferred until such time as net cash flow is sufficient for payment thereof. Commencing with the 30th year of the loan term, principal and interest are payable out of net cash flow. The amount of the required payments depends, in part, on the remaining duration of the loan term. In each project, 30% or more of all units must be assisted units, and at least 2/3 of all assisted units must be very low-income units.

(10) California Community Reinvestment Corp. will provide the mortgage loan at a fixed interest rate of 9% per annum. The loan will be for a 30-year term, with principal and interest payable monthly based on a 30-year amortization schedule.

(11) First National Bank of Omaha ("FNBO)") will provide the mortgage loan for a term of 22 years at a variable interest rate. The interest rate will be adjusted every 36 months to an annual rate of 9% per annum and a maximum rate of 11.5% per annum. Principal and interest will be payable monthly based on a 22-year amortization schedule.

(12) Rural Economic and Community Development Services (formerly, the Farmers Home Administration) of the United States Department of Agriculture ("RECDS") provides mortgage loans under the RECDS Section 515 Mortgage Loan Program. The mortgage loan will bear annual interest at a market rate prior to reduction of the interest rate by a mortgage interest subsidy to an annual rate of 1%, with principal and interest payable monthly. The term and amortization schedule will be 40 years.

(13) First National Bank of Omaha ("FNBO") will provide the mortgage loan for a term of 15 years at a variable interest rate. The interest rate will be adjusted every 36 months to an annual rate of 25 basis points over the three-year Treasury Constant Maturities. The note will have a minimum rate of 9% and a maximum rate of 11.5%. Principal and interest will be payable monthly based on a 22-year amortization schedule.

Silsbee (AUTUMN): Silsbee is in Hardin County, Texas near the intersections of U.S. Highways 69 and 96, and State Highway 92. Houston lies 120 miles southwest. The population of Silsbee is approximately 6,400. The major employers for Silsbee residents are Temple-Inland Forest Products Corp., Kirby Forest Industries/Louisiana Pacific, and the Silsbee Independent School District.

Broken Bow (BROKEN BOW): Broken Bow is the county seat of Custer County, and is central Nebraska at the intersection of State Highways 2, 21 and 70. The major employers for Broken Bow residents are Becton Dickinson Vacutainer Systems (medical equipment), Sargent Pipe Company, and Arrow Seed Company, Inc.

Eden (CHADWICK): Eden is in Rockingham County, North Carolina at the intersection of State Highways 87 and 770. Greensboro is 30 miles to the south and Winston-Salem is 60 miles to the southwest. The population of Eden is approximately 16,000. The city's largest employers are Miller Brewing Company, Billcrest Canon, and Sara Lee.

Comanche (COMANCHE): Comanche is the county seat of Comanche County, located in west-central Texas along U.S. Highway 377. Fort Worth is 108 miles to the northeast. The population of Comanche is approximately 4,000. It's major employers are Gore Bros., Inc., Western Hills Nursing Home, Comanche Manufacturing, and the Comanche Independent School District.

Evansville (EW): Evansville is in Rock County, Wisconsin at the intersection of U.S. Highway 14 and State Highway 213. The state capitol of Madison is 35 miles northeast of Orange Cove. The population of Evansville is approximately 3,300. Three of the area's largest employers are Varco-Pruden, a division of AMCA International, Baker Manufacturing, and the Harvard Corporation.

Malvern (GARLAND): Malvern is the county seat of Hot Spring County, located in south-central Arkansas near Interstate Highway 30. Little Rock is 45 miles to the northeast and Hot Springs National Park is 20 miles to the northwest. The population of Malvern is approximately 9,200. The city's major employers include Amoco Foam (meat packing trays), Acme Brick (brick manufacturer) and Willamette (fiberboard).

Hereford (HEREFORD): Hereford is the county seat of Deaf Smith County, located in northwest Texas at the intersection of U.S. Highways 60 and 385. Amarillo is 50 miles to the northeast and Lubbock is 90 miles to the southeast. The population of Hereford is approximately 14,700. Major employers in the Hereford area are Holly Sugar, Hereford Bi-Products, and the Hereford School System.

Newton (HICKORY): Newton (population 1900) is the county seat of Newton County, and is located in east-central Texas near the Louisiana border at the intersection of State Highways 63 and 87 approximately 125 miles northeast of Houston and 225 miles southeast of Dallas. The major employers for Newton residents are Shady Acre Shelter (nursing home), Brookshier Brothers (grocery store) and Kirby Lumber Company.

Vidor (HONEYSUCKLE): Vidor (population 11,000) is in Orange County in east-central Texas near the Louisiana border at the intersection of Interstate Highway 10 and State Highway 12 approximately 90 miles northeast of Houston and 250 miles southeast of Dallas. The largest employers for the city's residents are Vidor School District, North Store Steel, Trinity Industry (car repair) and Wal-Mart.

Fullerton (KLIMPEL): Fullerton is in Orange County, California, near Interstate Highway 5 and State Highway 57, approximately 25 miles from downtown Los
Angeles. The economy in the area is based primarily in retail sales, and secondarily in manufacturing. The largest employers for Fullerton residents are Hughes Aircraft, Beckman Instruments, and Hunt Wesson.

Lamesa (LAMESA): Lamesa is the county seat of Dawson County, located in west-central Texas at the intersection of U.S. Highways 180 and 87. Lubbock is 60 miles to the north and Odessa is 63 miles to the southwest. The population of Lamesa is approximately 10,800. The city's major employers are Lamesa Independent School District, Britt Oil Service Co. (oil drilling), and Lamesa Apparel, Inc. (clothing manufacturer).

Navasota (LAREDO): Navasota is in Grimes County, in east-central Texas at the intersection of State Highways 6, 90 and 105, approximately 80 miles north east of Houston. The major employers for Navasota residents are the Texas Department of Corrections, Hackney Steel and Tubular (drill pipes).

North Wilkesboro (MOUNTAINVIEW): North Wilkesboro is in Wilkes County in western North Carolina, at the intersection of U.S. Highway 421 and State Highway 18. Charlotte is 80 miles to the southeast and Winston-Salem is 45 miles to the east. The population of North Wilkesboro is approximately 3,400. The city's main employers are Tyson Foods, Lowes Company (hardware), and Thaca Co.
(textiles).

Palestine (PALESTINE): Palestine is the county seat of Anderson County, located in east-central Texas at the intersection of U.S. Highways 79 and 287. Dallas is 60 miles to the northwest and Houston is 125 miles to the southeast. The population of Palestine is approximately 18,000. The city's major employers are the Texas Department of Criminal Justice (prison system), Wal-Mart Distribution Center, and Memorial Hospital.

Forrest City (PECAN): Forrest City is the county seat of St. Francis County, located in eastern Arkansas at the intersection of Interstate Highway 40 and State Highway 1. Little Rock is 90 miles to the west. The population of Forrest City is approximately 13,000. The city's major employers are Sanyo Manufacturing Corp. (color television sets), Yale Hoists (hoisting equipment) and Airtherm Products (heating/air conditioning equipment).

Bakersfield (PIONEER): Bakersfield (population 202,000) is the county seat of Kern County, California, and is located at the southern end of the San Joaquin Valley on State Highway 99, approximately 110 miles north of Los Angeles. In 1993, Kern County was the largest oil producing county and third most productive agricultural county in the country. The largest employers in Bakersfield are Giumarra Vineyards, Sun World/Superior Farms, and Grimmway Farms.

Sidney (SIDNEY): Sidney is the county seat of Cheyenne County, and is located at the south edge of the Nebraska panhandle near the Colorado border at the intersection of Interstate Highway 80 and U.S. Highways 385 and 30, approximately 170 miles northeast of Denver. The major employers for Sidney residents are Cabel's (mail order sporting goods), Memorial Health Center and Prestolite Wire Corporation (specialty wiring and cable).

Orange Cove (SOUTHCOVE): Orange Cove is in Fresno County, California on State Highway 63. The county seat of Fresno is 35 miles northeast of Orange Cove. The population of Orange Cove is approximately 6,500. A majority of the employed persons in Orange Cove are employed in agriculture, particularly in the citrus packing business.

Buna (WALNUT): Buna (population 2,100) is in Jasper County , in east-central Texas near the Louisiana border at the intersection of Interstate Highway 96 and State Highway 62 approximately 100 miles northeast of Houston and 225 miles southeast of Dallas. The largest employers for the city's residents are Temple Inland Sawmill, Buna School District and Buna Nursing Home.


Waukee (WAUKEE-II): Waukee (population 2,500) is in Dallas County, Iowa, on U.S. Highway 6, approximately 14 miles northwest of Des Moines. The largest category of employment for Dallas County is wholesale and retail trade (34%). The services category accounts for 27% of employment. Some of the larger employers in the Waukee area are Downey Printing (telephone directory printing), Selectivend (vending machine manufacturing) and Waukee Community School District.


================================================================================================================================

                                                                    Sharing Ratio:
                                                                    --------------
                                                                                            Allocations(4)    Approximate
Local              Local                                                                    and Sale or       Partnership's
Limited            General                     Property                                     Refinancing       Capital
Partnership        Partners                    Manager (1)          Cash Flow (2)           Proceeds(5)       Contributions (3)
================================================================================================================================
AUTUMN             Clifford E. Olsen (5)       Management &         Partnership: 10%        99/1              $412,000
                                               Systems              LGP: 90%                51/49
                                               Corporation (7)
--------------------------------------------------------------------------------------------------------------------------------
BROKEN BOW         Retro Development, Inc (7)  Retro Management     WNC: 1st $2,500         99/./1            $608,000
                                               Group, Inc.          LGP: 2nd $2,500         25/75
                   Most Worshipful Prince                           The balance:
                   Hall Grand Lodge                                 WNC: 25%
                                                                    LGP: 75%
--------------------------------------------------------------------------------------------------------------------------------
CHADWICK           MBG Investment              MBG                  Partnership: 1st        99/1              $378,000
                   Corpora-tion                Management, Inc.     $2,950                  51/49
                                                                    LGP: 2nd $5,980
                   Gordon L.                                        Balance: 99/1
                   Blackwell
--------------------------------------------------------------------------------------------------------------------------------
COMANCHE           Max L.                      M-DC Group,          Partnership: 1st $490   99/1              $149,000
                   Rightmer                    Inc. dba Alpha       LGP: 2nd $985           51/49
                                               Management           Balance: 99/1
                                               Co., Inc.
--------------------------------------------------------------------------------------------------------------------------------
EW                 Philip C.                   T & C Services       1995-2000:              99/1              $164,000
                   Wallis                                           Partnership: $1,500     50/50
                                                                    Balance to
                   James L.                                         payment of
                   Poehlman                                         development
                                                                    fee, LGP, and
                   Cynthia L.                                       replacement
                   Solfest-                                         reserve.
                   Wallis
                                                                    2001-there-after:
                   Anita B.                                         Partnership: $5,000
                   Poehlman                                         Balance to
                                                                    payment of
                                                                    development
                                                                    fee, LGP, and
                                                                    replacement
                                                                    reserve.
--------------------------------------------------------------------------------------------------------------------------------
GARLAND            Conrad L.                   Sunbelt              99/1                    99/1              $191,000
                   Beggs                       Property                                     60/40
                                               Managers
                   Audrey D.                   Corp.
                   Beggs

                   Russell J.
                   Altizer

                   Marjorie L.
                   Beggs
--------------------------------------------------------------------------------------------------------------------------------

================================================================================================================================

                                                                    Sharing Ratio:
                                                                    --------------
                                                                                            Allocations(4)    Approximate
Local              Local                                                                    and Sale or       Partnership's
Limited            General                     Property                                     Refinancing       Capital
Partnership        Partners                    Manager (1)          Cash Flow (2)           Proceeds(5)       Contributions (3)
================================================================================================================================

HEREFORD           Winston                     MJS Management,      50/50                   99/1              $179,000
                   Sullivan                    Inc.                                         51/49
--------------------------------------------------------------------------------------------------------------------------------
HICKORY            Olsen                       Olsen                Partnership: 10%        99/1              $172,000
                   Securities                  Securities           LGP: 90%                49/51
                   Corporation                 Corporation
--------------------------------------------------------------------------------------------------------------------------------
HONEY-             Olsen                       Olsen                Partnership: 10%        99/1              $333,000
SUCKLE             Securities                  Securities           LGP: 90%                49/51
                   Corporation                 Corporation
--------------------------------------------------------------------------------------------------------------------------------
KLIMPEL            Douglas B.                  National             Partnership: 1/3        96/4              $1,774,000
                   Chaffee                     Housing              LGP: 2/3                50/50
                                               Ministries
                   Margaret N.
                   Chaffee
--------------------------------------------------------------------------------------------------------------------------------
LAMESA             Winston                     MJS                  50/50                   99/1              $153,000
                   Sullivan                    Management,                                  51/49
                                               Inc.
--------------------------------------------------------------------------------------------------------------------------------
LAREDO             Donald W. Sowell            Wilmic Venture,      WNC: 1st $1,053         99/1              $1,133,000
                                               Inc.                 LGP: 2nd $2,107         50/50
                                                                    The balance:
                                                                    WNC: 99%
                                                                    LGP: 1%
--------------------------------------------------------------------------------------------------------------------------------
MOUNTAIN           John C. Loving              MBG                  Partnership: 1st        99/1              $195,000
VIEW                                           Management,          $850                    51/49
                   Gordon D. Brown, Jr.        Inc.                 LGP: 2nd
                                                                    1,650
                                                                    Balance: 99/1
--------------------------------------------------------------------------------------------------------------------------------
PALESTINE          Winston                     MJS                  50/50                   99/1              $225,000
                   Sullivan                    Management,                                  51/49
                                               Inc.
--------------------------------------------------------------------------------------------------------------------------------
PECAN              Conrad L.                   Sunbelt              99/1                    99/1              $239,000
                   Beggs                       Property                                     60/40
                                               Managers
                   Audrey D.                   Corp.
                   Beggs

                   Russell J.
                   Altizer
--------------------------------------------------------------------------------------------------------------------------------
PIONEER            Philip R.                   The                  1st $4,000:             99/1              $2,222,000
                   Hammond, Jr.                Management           WNC: $2,000             50/50
                                               Company              LGP: $2,000
                                                                    LGP: the
                   Walter Dwelle                                    balance

--------------------------------------------------------------------------------------------------------------------------------
SIDNEY             Retro Development, Inc      Retro Management     WNC: 1st $2,500         99/1              $536,000
                                               Group, Inc.          LGP: 2nd $2,500         25/75
                   Most Worshipful Prince                           The balance:
                   Hall Grand Lodge                                 WNC: 25%
                                                                    LGP: 75%
--------------------------------------------------------------------------------------------------------------------------------


================================================================================================================================

                                                                    Sharing Ratio:
                                                                    --------------
                                                                                            Allocations(4)    Approximate
Local              Local                                                                    and Sale or       Partnership's
Limited            General                     Property                                     Refinancing       Capital
Partnership        Partners                    Manager (1)          Cash Flow (2)           Proceeds(5)       Contributions (3)
================================================================================================================================
SOUTHCOVE          Philip R.                   Buckingham           1996-1998:              99/1              $2,022,000
                   Hammond, Jr.                Property             WNC & LGP:              51/49
                                               Management           $1,500 each
                   Diane M.                    Company              with balance
                   Hammond                                          to LGP
                                                                    1999-
                                                                    thereafter:
                                                                    WNC & LGP:
                                                                    $2,250 each
                                                                    with balance
                                                                    to LGP
--------------------------------------------------------------------------------------------------------------------------------
WALNUT             Olsen                       Olsen                WNC: 10%                99/1              $185,000
                   Securities                  Securities           LGP: 90%                49/51
                   Corporation                 Corporation
--------------------------------------------------------------------------------------------------------------------------------
WAUKEE-II          Eric A.                     Sheldahl             WNC: 1st $100           99/1              $125,000
                   Sheldahl                    Development          LGP: the                51/49
                                               Corporation          balance
--------------------------------------------------------------------------------------------------------------------------------


(1) The maximum annual management fee payable to the property manager generally is determined pursuant to lender regulations. The Local General Partners are authorized to employ either themselves or one of their Affiliates, or a third party, as a property manager for leasing and management of the Apartment Complex so long as the management fee does not exceed the amount authorized and approved by the lender for the Apartment Complex.

(2) Reflects the amount of the net cash flow from operations, if any, to be distributed to the Partnership and the Local General Partners ("LGP") of the Local Limited Partnership for each year of operations. To the extent that the specific dollar amounts which are to be paid are not paid annually, they will accrue and be paid from sale or refinancing proceeds as an obligation of the Local Limited Partnership.

(3) The Partnership will make its capital contributions to the Local Limited Partnership in stages, with each contribution due when certain conditions regarding construction or operations of the Apartment Complex have been fulfilled.

(4) Subject to certain special allocations, reflects the respective percentage interests of the Partnership and the Local General Partners in profits, losses and Low Income Housing Credits commencing with entry of the Partnership as a limited partner.

(5) Reflects the percentage interests of the Partnership and the Local General Partners in any net cash proceeds from sale or refinancing of the Apartment Complex, after payment of the mortgage loan and other Local Limited Partnership obligations (see, e.g., note 3), and the following, in the order set forth. As used herein, the term "sales preparation fee" means a fee in the amount of 3% (5% in the case of Garland and Pecan) of sale or refinancing proceeds.

     Austin: The Local General Partners' sales preparation fee, $100,004 to the Local General Partner as a partial return of its capital contribution; the Partnership's capital contribution and the capital contribution of the Local General Partner (less previous distributions).

     Chadwick: The capital contribution of the Partnership (less previous distributions) and the Local General Partners' sales preparation fee.

     Comanche: The capital contribution of the Partnership (less previous distributions) and the Local General Partner's sales preparation fee.

     EW: The Partnership's capital contribution and the Local General Partners' sales preparation fee.

     Garland: An amount equal to 5% of remaining proceeds to the Local General Partners, the Local General Partners' sales preparation fee, and the capital contribution of the Partnership (less previous distributions).

     Hereford: The capital contribution of the Partnership (less previous distributions) and the Local General Partner's sales preparation fee.

     Hickory: The Local General Partner's sales preparation fee; the capital contribution of the Partnership; and the capital contribution of the Local General Partner.

     Honeysuckle: The Local General Partner's sales preparation fee; the capital contribution of the Partnership; and the capital contribution of the Local General Partner.

     Klimpel: The Partnership's capital contribution and the capital contribution of the Local General Partners LAMESA: The capital contribution of the Partnership (less previous distributions) and the Local General Partner's sales preparation fee.

     Mountainview: The capital contribution of the Partnership (less previous distributions) and the Local General Partners' sales preparation fee.

     Palestine: The capital contribution of the Partnership (less previous distributions) and the Local General Partner's sales preparation fee.

     Pecan: An amount equal to 5% of remaining proceeds to the Local General Partners, the Local General Partners' sales preparation fee, and the capital contribution of the Partnership (less previous distributions).

     Pioneer:  The  capital   contribution  of  the  Partnership;   the  capital
     contribution of the Local General Partners; and the Local General Partners' sales preparation fee.

     Southcove: The Local General Partners' sales preparation fee, the capital contribution of the Partnership and the capital contribution of the Local General Partners

     Walnut: The Local General Partner's sales preparation fee; the capital contribution of the Partnership; and the capital contribution of the Local General Partner.

     Waukee II: The capital contribution of the Partnership; the Local General Partner's sales preparation fee


Item 2.  Properties

Through its investment in Local Limited Partnerships the Partnership holds interests in Apartment Complexes. See Item 1 for information pertaining to the Apartment Complexes.


Item 3.  Legal Proceedings

None.


Item 4.  Submission of Matters to a Vote of Security Holders

None.


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Unit. Units can be assigned only if certain requirements in the Partnership's Agreement are satisfied.


At December 31, 1996, there were 830 registered holders of Units. The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. The Low Income Housing Credits for 1996, 1995 and 1994 were $105, $70 and $23, respectively, per Unit.

Item 6.  Selected Financial Data


                                                                    July 18, 1994
                                                                   (Date Operations
                                                                  Commenced) through
                                        1996            1995       December 31,1994
                                     ----------      ----------    ----------------

Revenue                           $    161,610     $    179,927     $      3,475

Partnership operating expenses        (106,236)        (123,321)         (28,907)

Equity in loss of
Local Partnerships                    (628,631)        (623,521)        (239,118)
                                      --------         --------         --------

Net loss                          $   (573,257)    $   (571,915)    $   (264,550)
                                      ========         ========          =======

Net loss per Limited
Partnership Interest              $        (36)    $        (47)    $        (93)
                                        ======          =======           ======

Total assets                      $ 12,531,645     $ 14,733,042     $  8,435,704
                                    ==========       ==========        =========

Net investment in
Local Partnerships                $ 10,096,100     $  9,417,744     $  6,234,006
                                    ==========        =========        =========

Capital contributions payable
to Local Partnerships             $    666,716     $  2,134,797     $  3,276,750
                                       =======        =========        =========

Accrued fees and expenses due
to affiliates                     $      9,339     $    146,685     $    414,501
                                         =====          =======          =======

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $2,914,300 for the period ended December 31, 1996. This decrease in cash consists of cash (used in) and provided by the Partnership's operating, investing activities and financing activities of approximately $60,900, $(2,837,900) and $(137,300), respectively. Cash used by investing activities consisted primarily of capital contributions to Local Limited Partnerships of approximately $2,793,700, and payment of capitalized costs and offering expenses totaling $25,300 and 22,700, respectively. Cash used by financing activities consisted of advances to General Partner and affiliates. Cash provided by operating activities consisted of interest earned on cash balances. Cash used in operating activites consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net increase in cash and cash equivalents of approximately $4,565,600 for the period ended December 31, 1995. Cash from financing activities of approximately $9,826,200 was sufficient to fund the investing activities of the Partnership in the aggregate amount of approximately $5,315,600, which consisted primarily of capital contributions to Local Limited Partnerships and offering expenses of approximately $4,241,400 and $1,217,500, respectively. In addition, acquisition costs and fees of $737,500 were paid during 1995. Cash provided by and used in the operating activities of the Partnership was minimal compared to its other activities. Cash provided by operating activities consisted primarily of interest received on cash deposits, and cash used in operating activities consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

The Partnership is indebted to WNC & Associates,  Inc., at December 31, 1996 and
December  31,  1995  in  the  amount  of  approximately   $9,300  and  $146,700,
respectively. The component items of such indebtedness are as follows:

                                    December 31, 1996         December 31, 1995
                                    -----------------         -----------------

Advances to make loans and
capital contributions to
Local Limited Partnerships

Advances to pay front end fees          $9,300                   $(2,500)

Asset management fees payable             --                      58,900

Accrued acquisition fees                  --                      90,300
                                        ------                    ------
                                        $9,300                  $146,700
                                        ======                  ========

As of December 31, 1996, the Partnership has received approximately $15,241,000 from the sale of Units. Approximately $11,655,200 (76%) of which has been committed to the purchase price and acquisition fees and costs of investments in 20 Local Limited Partnership Interests.

The Partnership had made capital contributions to Local Limited Partnerships in the amount of approximately $9,778,000 as of December 31, 1996.

Prior to sale of the Apartment Complexes, it is not expected that any of the Local Limited Partnerships in which the Partnership has invested or will invest will generate cash sufficient to provide distributions to the Partnership of any material amount. Distributions to the Partnership would first by used to meet operating expenses of the Partnership, including the payment of the asset management fee to the General Partner. See Item 11 hereof. As a result, it is not anticipated that the Partnership will provide distributions to the Limited Partners prior to the sale of the Apartment Complexes, if ever.

The Partnership's investments are not readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Local Limited Partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner. Nevertheless, the General Partner anticipates that capital raised from the sale of the Units is sufficient to fund the Partnership's operations.

The Partnership has established working capital reserves of at least 3% of capital contributions, an amount which is anticipated to be sufficient to satisfy general working capital and administrative expense requirements of the Partnership excluding payment of the asset management fee as well as expenses attendant to the preparation of tax returns and reports to the Limited Partners and other investor servicing obligations of the Partnership. Liquidity would, however, be adversely affected by unanticipated or greater than anticipated operating costs. To the extent that working capital reserves are insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be sought through bank loans or other institutional financing. The General Partner may also apply any cash distributions received from the Local Limited Partnerships for such purposes or to replenish or increase working capital reserves.

Under its Partnership Agreement the Partnership does not have the ability to assess its partners for additional capital contributions to provide capital if needed by the Partnership or Local Limited Partnerships. Accordingly, if circumstances arise that cause the Local Limited Partnerships to require capital in addition to that contributed by the Partnership and any equity of the Local General Partners, the only sources from which such capital needs will be able to be satisfied (other than the limited reserves available at the Partnership level) will be (i) third-party debt financing (which may not be available, if, as expected, the Apartment Complexes owned by the Local Limited Partnerships are already substantially leveraged), (ii) additional equity contributions or advances of the Local General Partners, (iii) other equity sources (which could adversely affect the Partnership's interest in Low Income Housing Credits, cash flow and/or proceeds of sale or refinancing of the Apartment Complexes and result in adverse tax consequences to the Limited Partners), or (iv) the sale or disposition of the Apartment Complexes (which could have the same adverse effects as discussed in (iii) above). There can be no assurance that funds from any of such sources would be readily available in sufficient amounts to fund the capital requirement of the Local Limited Partnerships in question. If such funds are not available, the Local Limited Partnerships would risk foreclosure on their Apartment Complexes if they were unable to renegotiate the terms of their first mortgages and any other debt secured by the Apartment Complexes to the extent the capital requirements of the Local Limited Partnerships relate to such debt.


The Partnership's capital needs and resources are expected to undergo major changes during their first several years of operations as a result of the completion of their offerings of Units and their acquisition of investments. Thereafter, the Partnership's capital needs and resources are expected to be relatively stable over the holding periods of the investments except to the extent of proceeds received in payment of Promissory Notes and disbursed to fund the deferred obligations of the Partnerships.

Results of Operations

As reflected on its Statements of Operations, the Partnership had losses of approximately $573,300 $572,000, and $264,500 for the year ended December 31, 1996, 1995 and 1994, respectively. The component items of revenue and expense are discussed below.

Revenue. The Partnership's revenues consisted entirely of interest earned on Promissory Notes and cash deposits held in financial institutions (i) as Reserves, or (ii) pending investment in Local Limited Partnerships. Interest revenue in future years will be a function of prevailing interest rates and the amount of cash balances. It is anticipated that the Partnership will maintain cash Reserves in an amount not materially in excess of the minimum amount required by its Partnership Agreement, which is 3% of Capital Contributions.

Expenses. The most significant component of operating expenses is expected to be the Asset Management Fee. The Asset Management Fees is equal to the greater of
(i) $2,000 for each Apartment Complex or (ii) 0.275% of gross proceeds, and will be decreased or increased annually based on changes to the Consumer Price Index. The annual management fee incurred was $42,900, $42,900 and $16,000 for the year ended December 31, 1996, 1995 and period July 18, 1994 (date operations commenced) to December 31, 1994, respectively.

Amortization expense consist of the amortization over a period of 30 years of the Acquisition Fee and other expenses attributable to the acquisition of Local Limited Partnership Interests.

Interest Expense consisted of payments on a loan from a bank paid at the bank's prime rate plus 1% (10.25% at December 31, 1995 and 9.75% at June 17, 1996.)

Office expense consist of the Partnership's administrative expenses, such as accounting and legal fees, bank charges and investor reporting expenses.


Equity in losses from Limited Partnerships. The Partnership's equity in losses from Limited Partnerships is equal to approximately 99% of the aggregate net loss of the Limited Partnerships. After rent-up, the Limited Partnerships are expected to generate losses during each year of operations; this is so because, although rental income is expected to exceed cash operating expenses, depreciation and amortization deductions claimed by the Limited Partnerships are expected to exceed net rental income.

Item 8.  Financial Statements and Supplementary Data






















                 WNC HOUSING TAX CREDIT FUND, IV, L.P., SERIES 2
                       (A California Limited Partnership)

                              FINANCIAL STATEMENTS

               For The Years Ended December 31, 1996 and 1995 and
                  For The Period July 18, 1994 (Date Operations
                         Commenced) To December 31, 1994

                                      with

                      INDEPENDENT AUDITORS' REPORT THEREON

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Partners
WNC Housing Tax Credit Fund IV, L.P., Series 2


We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund IV, L.P., Series 2 (a California Limited Partnership) (the Partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years ended December 31, 1996 and 1995 and for the period July 18, 1994 (date operations commenced) to December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the limited partnerships in which WNC Housing Tax Credit Fund IV, L.P., Series 2 is a limited partner. These investments, as discussed in Note 2 to the financial statements, are accounted for by the equity method. The investments in these limited partnerships represented 81% and 64% of the total assets of WNC Housing Tax Credit Fund IV, L.P., Series 2 at December 31, 1996 and 1995, respectively. Substantially all of the financial statements of the limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for those limited partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund IV, L.P., Series 2 (a California Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995 and for the period July 18, 1994 (date operations commenced) to December 31, 1994, in conformity with generally accepted accounting principles.





                                                      /s/  Corbin & Wertz
                                                     ______________________
                                                     CORBIN & WERTZ


Irvine, California
April 5, 1997

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                           December 31, 1996 and 1995





ASSETS                                                  1996            1995
                                                     ----------      ----------

Cash and cash equivalents                          $  2,371,389    $  5,285,730
Investments in limited partnerships (Note 2)         10,096,100       9,417,744
Due from affiliate (Note 3)                              53,200            --
Other assets                                             10,956          29,568
                                                     ----------      ----------

                                                   $ 12,531,645    $ 14,733,042
                                                     ==========      ==========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
  Payables to limited partnerships (Note 4)        $    666,716       2,134,797
  Accrued fees and advances due to
   General Partner and affiliate (Note 3)                 9,339         146,685
                                                     ----------      ----------

     Total liabilities                                  676,055       2,281,482
                                                     ----------      ----------

Partners' equity (deficit) (Note 6):
  General partner                                       (33,756)        (27,796)
  Limited partners (20,000 units authorized,
   15,600 units outstanding at December 31,
   1996 and 1995, respectively)                      11,889,346      12,479,356
                                                     ----------      ----------

     Total partners' equity                          11,855,590      12,451,560
                                                     ----------      ----------

                                                   $ 12,531,645    $ 14,733,042
                                                     ==========      ==========




                 See accompanying notes to financial statements
                                      FS-2

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

               For The Years Ended December 31, 1996 and 1995 and
               For The Period From July 18, 1994 (Date Operations
                         Commenced) To December 31, 1994



                                           1996           1995          1994
                                       ------------   ------------  ------------


Interest income                           $ 161,610     $ 179,927     $   3,475
                                          ---------     ---------     ---------
Operating expenses:
  Amortization                               40,109        26,208         1,638
  Asset management fees (Note 3)             42,900        42,900        16,000
  Interest expense (Note 3)                   5,350        39,148        11,173
  Other                                      17,877        15,065            96
                                          ---------     ---------     ---------

     Total operating expenses               106,236       123,321        28,907
                                          ---------     ---------     ---------

Income (loss) from operations                55,374        56,606       (25,432)

Equity in losses from limited
 partnerships (Note 2)                     (628,631)     (628,521)     (239,118)
                                          ---------     ---------     ---------

Net loss                                  $(573,257)    $(571,915)    $(264,550)
                                          =========     =========     =========
Net loss allocated to:
  General partner                         $  (5,733)    $  (5,719)    $  (2,646)
                                          =========     =========     =========
  Limited partners                        $(567,524)    $(566,196)    $(261,904)
                                          =========     =========     =========
Net loss per weighted limited
 partners units                           $  (36.38)    $  (46.90)    $  (92.74)
                                          =========     =========     =========
Outstanding weighted limited
 partner units                               15,600        12,073         2,824
                                          =========     =========     =========


                 See accompanying notes to financial statements
                                      FS-3

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                For The Year Ended December 31, 1996 and 1995 and
               For The Period From July 18, 1994 (Date Operations
                         Commenced) To December 31, 1994




                                      General         Limited
                                      Partner         Partners           Total
                                      -------         --------           -----

Capital contributions             $       100      $ 5,648,000      $ 5,648,100

Offering expenses                      (7,356)        (728,214)        (735,570)

Partnership units issued for
 notes receivable (Note 6)             ---            (184,500)        (184,500)

Net loss                               (2,646)        (261,904)        (264,550)
                                   ----------       ----------       ----------
Equity (deficit)
 December 31, 1994                     (9,902)       4,473,382        4,463,480

Capital contributions, net
 of discount of $359,000               ---           9,593,000        9,593,000

Offering expenses                     (12,175)      (1,205,330)      (1,217,505)

Collection of notes receivable
 (Note 6)                              ---             184,500          184,500

Net loss                               (5,719)        (566,196)        (571,915)
                                   ----------       ----------       ----------
Equity (deficit)
 December 31, 1995                    (27,796)      12,479,356       12,451,560

Offering expenses                        (227)         (22,486)         (22,713)

Net loss                               (5,733)        (567,524)        (573,257)
                                   ----------       ----------       ----------
Equity (deficit)
 December 31, 1996                $   (33,756)     $11,889,346      $11,855,590
                                   ==========       ==========       ==========



                 See accompanying notes to financial statements
                                      FS-4

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS

                For The Year Ended December 31, 1996 and 1995 and
               For The Period From July 18, 1994 (Date Operations
                         Commenced) To December 31, 1994

                                                 1996           1995           1994
                                             ------------   ------------   ------------

Cash flows from operating activities:
  Net loss                                   $  (573,257)   $  (571,915)   $  (264,550)
  Adjustments to reconcile net loss to
   net cash provided by (used in)
   operating activities:
    Amortization                                  40,109         26,208          1,638
    Equity in loss of limited partnerships       628,631        628,521        239,118
    Change in other assets                        18,612        (27,440)        (2,128)
    Change in accrued interest payable              --             (404)           404
    Change in due from affiliates                (53,200)          --             --
                                              ----------     ----------        -------
  Net cash provided by (used in)
   operating activities                           60,895         54,970        (25,518)
                                              ----------     ----------     ----------
Cash flows from investing activities:
  Investments in limited partnerships, net    (2,793,730)    (4,241,376)    (2,743,092)
  Distributions from limited partnerships          3,900           --             --
  Loans receivable                                  --          880,760       (880,760)
  Capitalized acquisition costs and fees         (25,347)      (737,464)      (295,833)
  Offering expenses                              (22,713)    (1,217,505)      (735,570)
                                              ----------     ----------     ----------
  Net cash used in investing activities       (2,837,890)    (5,315,585)    (4,655,255)
                                              ----------     ----------     ----------
Cash flows from financing activities:
  Capital contributions                             --        9,777,500      4,866,500
  Subscriptions receivable collected                --          597,100           --
  Advances from general partner and
   affiliates                                   (137,346)      (267,816)       253,834
  Issuance of loan payable                          --             --          870,000
  Repayment of loan payable                         --         (280,569)      (589,431)
                                              ----------     ----------     ----------
  Net cash (used in) provided by financing
   activities                                   (137,346)     9,826,215      5,400,903
                                              ----------     ----------     ----------
Net change in cash and cash equivalents       (2,914,341)     4,565,600        720,130

Cash and cash equivalents, beginning
 of period                                     5,285,730        720,130           --
                                              ----------     ----------        -------
Cash and cash equivalents, end of period     $ 2,371,389    $ 5,285,730    $   720,130
                                              ==========     ==========     ==========
SUPPLEMENTAL  DISCLOSURE  OF CASH FLOW INFORMATION -
  Cash paid during the period for:
    Interest                                 $     5,350    $    39,552    $    10,769
                                              ==========     ==========     ==========
    Income taxes                             $       800    $       800    $      --
                                              ==========     ==========     ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

During the period ended December 31, 1994, the Partnership incurred, but did not pay, $3,276,750 of payables to limited partnerships (in connection with its investments in limited partnerships).

During the period ended December 31, 1994, the Partnership incurred, but did not pay, $160,667 of payables to an affiliate for offering and acquisition expenses.

                 See accompanying notes to financial statements
                                      FS-5

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Year Ended December 31, 1996 and 1995 and
               For The Period From July 18, 1994 (Date Operations
                         Commenced) To December 31, 1994



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
Organization
------------
WNC Housing Tax Credit Fund IV, L.P., Series 2 (the "Partnership") was formed under the California Revised Limited Partnership Act on September 27, 1993, and commenced operations on July 18, 1994. Prior to October 1, 1994, the Partnership was considered a development-stage enterprise. The Partnership was formed to invest primarily in other limited partnerships which will own and operate multi-family housing complexes that will qualify for low income housing credits.

The general partner is WNC Tax Credit Partners, IV, L.P.(the "General Partner"), a California limited partnership. WNC & Associates, Inc. is the general partner of the General Partner. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 70% of the outstanding stock of WNC & Associates, Inc. John B. Lester, Jr. is the original limited partner of the Partnership and owns, through the Lester Family Trust, 30% of the outstanding stock of WNC & Associates, Inc.

The Partnership agreement authorized the sale of 20,000 Units at $1,000 per Unit ("Units"). The offering of units concluded July 1995 at which time 15,600 units, representing subscriptions, net of discounts for volume purchases of more than 100 units, of $15,241,000 had been accepted.

The General Partner has a 1% interest in operating profits and losses, taxable income and loss and in cash available for distribution from the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

After the limited partners have received proceeds from a sale or refinancing equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner has received a subordinated disposition fee (as described in Note 4), any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

The Partnership's investments in limited partnerships are subject to the risks incident to the management and ownership of multifamily residential real estate, and include the risks that neither the Partnership's investments nor the apartment complexes owned by the limited partnerships will be readily marketable. Additionally there can be no assurance that the Partnership will be able to dispose of its interest in the limited partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the apartment complexes and the Partnership. The apartment complexes could be subject to loss through foreclosure. In addition, each limited partnership is subject to risks relating to environmental hazards which might be uninsurable. Because the Partnership's ability to control its operations will depend on these and other factors beyond the control of the General Partner and the general partners of the limited partnerships, there can be no assurance that Partnership operations will be profitable or that the anticipated housing tax credits will be available to limited partners.

Continued

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Year Ended December 31, 1996 and 1995 and
               For The Period From July 18, 1994 (Date Operations
                         Commenced) To December 31, 1994



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
Method of Accounting For Investments in Limited Partnerships
------------------------------------------------------------
The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the limited partnership's results of operations and for any distributions received. The accounting policies of the limited partnership are consistent with the Partnership. Costs incurred by the Partnership in acquiring the investments in limited partnerships are capitalized as part of the investment and amortized over 30 years (see Note 3).

Losses from limited partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero.

Offering Expenses
-----------------
Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital. Through December 31, 1996, the Partnership incurred offering expenses and selling expenses of $975,333 and $1,000,455, respectively.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Cash and Cash Equivalents
-------------------------
The partnership considers all investments with maturities of three months or less when purchased to be cash equivalents. Cash equivalents totaled $2,134,000 at December 31, 1996 and represented investments in U.S. Treasury Bills.

Concentration of Credit Risk
----------------------------
As of December 31, 1996, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

Net Loss Per Limited Partner Unit
---------------------------------
Net loss per limited partner unit is computed by dividing the limited partners' share of net loss by the weighted number of limited partner units outstanding during the period.



Continued

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Year Ended December 31, 1996 and 1995 and
               For The Period From July 18, 1994 (Date Operations
                         Commenced) To December 31, 1994



NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------
As of December 31, 1996, the Partnership had acquired limited partnership interests in twenty limited partnerships each of which owns one apartment complex consisting of an aggregate of 737 apartment units. As of December 31, 1996, construction or rehabilitation of all of the apartment complexes had been completed. The respective general partners of the limited partnerships manage the day to day operations of the limited partnerships. Significant limited partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is entitled to 96% to 99%, as specified in the partnership agreements, of the operating profits and losses of the limited partnerships upon its acquisition of its limited partnership interests.

The Partnership's investments in limited partnerships as shown in the accompanying balance sheet as of December 31, 1996 and 1995 are approximately $1,446,000 and $2,589,000 greater than the Partnership's equity as shown in the limited partnerships' financial statements. This difference is primarily due to acquisition costs related to the acquisition of the investments that have been capitalized in the Partnership's investment account and are being amortized over 30 years (see Note 3) and certain capital contributions accrued but not paid (see Note 4).

Following is a summary of the equity method activity of the investments in limited partnerships for the years ended December 31:

                                                       1996             1995
                                                    ----------       ----------

Investments, beginning of period                  $  9,417,744     $  6,235,586

Capital contributions to limited
 partnerships, net                                   1,325,649        3,099,423

Capitalized acquisition fees and costs                  25,347          737,464

Distributions                                           (3,900)            --

Equity in losses of limited partnerships              (628,631)        (628,521)

Amortization of acquisition fees and costs             (40,109)         (26,208)
                                                    ----------       ----------

Investments, end of period                        $ 10,096,100     $  9,417,744
                                                    ==========       ==========


Continued

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Year Ended December 31, 1996 and 1995 and
               For The Period From July 18, 1994 (Date Operations
                         Commenced) To December 31, 1994



NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------
Approximate  combined  condensed  financial   information  from  the  individual
financial statements of the limited partnerships at December 31 and for the periods then ended is as follows:

                        COMBINED CONDENSED BALANCE SHEETS

ASSETS                                                   1996            1995
                                                      ----------      ----------
Cash (including restricted cash of $685,000
 and $475,000 as of December 31, 1996 and
 1995, respectively)                                 $ 1,120,000     $   961,000
Land                                                   1,333,000       1,166,000
Construction in progress                                 121,000            --
Buildings, net of accumulated amortization
 of $1,961,000 and $245,000 as of December
 31, 1996 and 1995, respectively                      28,154,000      25,966,000
Due from affiliates                                      891,000         701,000
Other assets                                             254,000         296,000
                                                      ----------      ----------

                                                     $31,873,000     $29,090,000
                                                      ==========      ==========
LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Construction and mortgage loans payable            $20,699,000     $18,513,000
  Due to related parties                               1,090,000       1,326,000
  Other liabilities                                      458,000       1,478,000
                                                      ----------      ----------
     Total liabilities                                22,247,000      21,317,000
                                                      ----------      ----------
Partners' equity:
  WNC Housing Tax Credit Fund IV, L.P.,
   Series 2                                            8,650,000       6,829,000
  Other partners                                         976,000         944,000
                                                      ----------      ----------
     Total partners' equity                            9,626,000       7,773,000
                                                      ----------      ----------
                                                     $31,873,000     $29,090,000
                                                      ==========      ==========



Continued

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Year Ended December 31, 1996 and 1995 and
               For The Period From July 18, 1994 (Date Operations
                         Commenced) To December 31, 1994



NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------
                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                          1996           1995           1994
                                       ----------     ----------     ----------

Total revenue                         $ 3,057,000    $ 1,762,000    $   532,000
                                       ----------     ----------     ----------
Expenses:
  Operating expenses                    1,518,000        943,000        356,000
  Interest expense                      1,137,000        778,000        203,000
  Depreciation                          1,040,000        683,000        217,000
                                       ----------     ----------     ----------

     Total expenses                     3,695,000      2,404,000        776,000
                                       ----------     ----------     ----------

Net loss                              $  (638,000)   $  (642,000)   $  (244,000)
                                       ==========     ==========     ==========

Net loss allocable to Partnership     $  (629,000)   $  (629,000)   $  (239,000)
                                       ==========     ==========     ==========

Certain limited partnerships have incurred operating losses and have working capital deficiencies. In the event these limited partnerships continue to incur operating losses, additional capital contributions by the Partnership may be required to sustain the operations of such limited partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such limited partnerships could be impaired.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------
Under the terms of the Partnership Agreement, the Partnership is obligated to the General Partner or its affiliates for the following items:

         Acquisition fees of up to 8% of the gross proceeds from the sale of Partnership units as compensation for services rendered in connection with the acquisition of limited partnerships. Through December 31, 1996, the Partnership incurred acquisition fees of $1,058,950. Accumulated amortization amounted to $61,031 and $25,748 as of December 31, 1996 and 1995, respectively.

         Reimbursement of costs incurred by an affiliate of the General Partner in connection with the acquisition of limited partnerships. These reimbursements will not exceed 1.2% of the gross proceeds. As of December 31, 1996 and 1995, the Partnership incurred acquisition costs of $160,360 and $135,898, respectively, which have been included in limited partnership investment. Accumulated amortization was insignificant for 1996 and 1995.


Continued

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Year Ended December 31, 1996 and 1995 and
               For The Period From July 18, 1994 (Date Operations
                         Commenced) To December 31, 1994



NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------
         An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus its allocable percentage of the mortgage debt encumbering the apartment complexes) of the limited partnerships. The Partnership incurred asset management fees of $42,900, $42,900 and $16,000 for the periods ended December 31, 1996,
         1995 and 1994, respectively. During 1996, the Partnership paid $155,000 of such fees to the General Partner. Such over payment resulted in amounts due from the General Partner totaling $53,200 as of December 31, 1996.

         A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if services are rendered in the sales effort.

Accrued fees and advances due the General Partner and affiliate consist of the following at December 31, 1996 and 1995:

                                                       1996              1995
                                                    ----------        ----------

Acquisition fees                                      $    --         $  90,344

Advances made for acquisition costs,
 organizational, offering and selling
 expenses                                                 9,339          (2,559)

Asset management fees                                      --            58,900
                                                     ----------      ----------
                                                      $   9,339       $ 146,685
                                                     ==========      ==========

Amounts advanced to acquire limited partnerships bore interest at the rate incurred by the affiliate on its line of credit which ranged from 9.75% to 10.5% per annum during the period of acquisition. Interest expense related to such borrowings totaled $5,350, $39,148 and $11,173 for the periods ended December 1996, 1995 and 1994, respectively.

NOTE 4 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------
Payables to limited partnerships represent amounts which are due at various times based on conditions specified in the limited partnership agreements. These contributions are non-interest bearing, are payable in installments and are due upon the limited partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment).

NOTE 5 - INCOME TAXES
---------------------
No provision for income taxes has been recorded in the accompanying financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

Continued

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Year Ended December 31, 1996 and 1995 and
               For The Period From July 18, 1994 (Date Operations
                         Commenced) To December 31, 1994



NOTE 6 - SUBSCRIPTIONS AND NOTES RECEIVABLE
-------------------------------------------
As of December 31, 1994, the Partnership had received subscriptions for approximately 782 units which included promissory notes of $184,500. Limited partners who subscribed for ten or more units of limited partnership interest ($10,000) could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, together with interest at the rate of 11% per annum, due no later than 13 months after the subscription date. Since the promissory notes had not been collected prior to the issuance of the financial statements, the unpaid balance was reflected as a reduction of partners' equity in the accompanying financial statements as of December 31, 1994. All such amounts were collected during 1995.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.


Item 10.  Directors and Executive Officers of the Registrant

Directors of Registrant

The Partnership has no directors or executive officers of its own. The following biographical information is presented for the directors and executive officers of Associates which has principal responsibility for the Partnership's affairs.

Directors and Executive Officers of WNC & Associates, Inc.

WILFRED N. COOPER, SR., age 65, has been the principal shareholder and a Director of WNC & ASSOCIATES, INC. since its organization in 1971, of SHELTER RESOURCE CORPORATION since its organization in 1981 and of WNC RESOURCES, INC. from its organization in 1988 through its acquisition by WNC & ASSOCIATES, INC. in 1991, serving as President of those companies until 1992 and as Chief Executive Officer since 1992, and has been a Director of WNC CAPITAL CORPORATION since its organization. He is also a general partner with WNC & ASSOCIATES, INC. in WNC FINANCIAL GROUP, L.P. and WNC TAX CREDIT PARTNERS, L.P. During 1970 and 1971 he was a principal of Creative Equity Development Corporation, a predecessor of WNC & ASSOCIATES, INC., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments. Previously, he had responsibility for new business development including factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director and a member of the Executive Committee of the National Association of Home Builders (NAHB) and a Chairman of the NAHB's Rural Housing Council, a Director of the National Housing Conference, a Director of the Affordable Housing Tax Credit Coalition, a past President of the Rural Builders Council of California (RBCC) and a past President of Southern California Chapter II of the Real Estate Syndication and Securities Institute (RESSI) of the National Association of Realtors (NAR). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

JOHN B. LESTER, JR., age 62, has been a shareholder, a Director and Secretary of WNC & ASSOCIATES, INC. since 1986, Executive Vice President from 1986 to 1992, and President and Chief Operating Officer since 1992, and has been a Director of WNC CAPITAL CORPORATION since its organization. He was a shareholder, Executive Vice President, Secretary and a Director of WNC RESOURCES, INC. from 1988 through its acquisition by WNC & ASSOCIATES, INC. in 1991. From 1973 to 1986 he was Chairman of the Board and Vice President or President of E & L Associates, Inc., a provider of engineering and construction services to the oil refinery and petrochemical industries which he co-founded in 1973. Mr. Lester is a former Director of the Los Angeles Chapter of the Associated General Contractors of California. His responsibilities at WNC & ASSOCIATES, INC. include property acquisitions and company operations. Mr. Lester graduated from the University of Southern California in 1956 with a Bachelor of Science degree in Mechanical Engineering.

DAVID N. SHAFER, age 44, has been a Senior Vice President of WNC & ASSOCIATES, INC. since 1992 and General Counsel since 1990, and served as Asset Management Director from 1990 to 1992. Previously he was employed as an associate attorney by the law firms of Morinello, Barone, Holden & Nardulli from 1987 until 1990, Frye, Brandt & Lyster from 1986 to 1987 and Simon and Sheridan from 1984 to 1986. Mr. Shafer is a Director and President of RBCC, a member of NAHB's Rural Housing Council, a past President of Southern California Chapter II of RESSI, a past Director of the Council of Affordable and Rural Housing and Development and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

WILFRED N. COOPER, JR., age 33, has been employed by WNC & ASSOCIATES, INC. since 1988 and has been a Senior Vice President or Vice President since 1992. Mr. Cooper heads the Acquisition Origination department at WNC and has been President of and a registered principal with WNC CAPITAL CORPORATION, a member firm of the NASD, since its organization. Previously, he was employed as a government affairs assistant by Honda North America from 1987 to 1988, and as a legal assistant with respect to Federal legislative and regulatory matters by the law firm of Schwartz, Woods and Miller from 1986 to 1987. Mr. Cooper is a member of NAHB's Rural Housing Council and serves as Chairman of its Membership Committee. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

THEODORE M. PAUL, age 40, has been Vice President - Finance of WNC & ASSOCIATES, INC. since 1992 and Chief Financial Officer since 1990. Previously, he was a Vice President and Chief Financial Officer of National Partnership Investments Corp., a sponsor and general partner of syndicated partnerships investing in affordable rental housing qualified for tax credits, from 1986 until 1990, and was employed as an associate by the accounting firms of Laventhol & Horwath, during 1985, and Mann & Pollack Accountants, from 1979 to 1984. Mr. Paul is a member of the California Society of Certified Public Accountants and the American Institute of Certified Public Accountants. His responsibilities at WNC & ASSOCIATES, INC. include supervision of investor partnership accounting and tax reporting matters and monitoring the financial condition of the Local Limited Partnerships in which the Partnership will invest. Mr. Paul graduated from the University of Illinois in 1978 with a Bachelor of Science degree and is a Certified Public Accountant in the State of California.

THOMAS J. RIHA, age 41, has been Vice President - Asset Management of WNC & ASSOCIATES, INC. since 1994. He has more than 17 years' experience in commercial and multi-family real estate investment and management. Previously, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, from 1988 to 1994, last serving as Vice President - Operations. His responsibilities at WNC & ASSOCIATES, INC. include monitoring the operations and financial performance of, and regulatory compliance by, properties in the WNC portfolio. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant in the State of California and a member of the California Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

SY GARBAN, age 50, has 19 years' experience in the real estate securities and syndication industry. He has been associated with WNC & ASSOCIATES, INC., since 1989, serving as National Sales Director through 1992 and as Vice President - National Sales since 1992. Previously, he was employed by MRW, Inc., Newport Beach, California from 1980 to 1989, a real estate acquisition, development and management firm. Mr. Garban is a member of the International Association of Financial Planners. Mr. Garban graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

CARL FARRINGTON, age 50, has been associated with WNC & ASSOCIATES, INC. since 1993, currently serving as Director - Originations since 1994. Mr. Farrington has more than 12 years' experience in finance and real estate acquisitions. Previously, he served as Acquisitions Director for The Arcand Company from 1991 to 1993, and as Treasurer and Director of Finance and Administrator for Polytron Corporation from 1988 to 1991. Mr. Farrington is a member and Director of the Council of Affordable and Rural Housing and Development. Mr. Farrington graduated from Yale University with a Bachelor of Arts degree in 1966 and from Dartmouth College with a Master of Business Administration in 1970.

MICHELE M. TAYLOR, age 41, has been employed by WNC & ASSOCIATES, INC. since 1986, serving as a paralegal and office manager, and currently is the Investor Services Director. Previously she was self-employed between 1982 and 1985 in non-financial services activities and from 1978 to 1981 she was employed as a paralegal by a law firm which specialized in real estate limited partnership transactions. Ms. Taylor graduated from the University of California, Irvine in 1976 with a Bachelor of Arts degree.

THERESA I. CHAMPANY, age 38, has been employed by WNC & ASSOCIATES, INC., since 1989 and currently is the Marketing Services Director and a registered principal with WNC CAPITAL CORPORATION. Previously, she was employed as Manager of Marketing Services by August Financial Corporation from 1986 to 1989 and as office manager and Assistant to the Vice President of Real Estate Syndications by McCombs Securities Co., Inc. from 1979 to 1986. Ms. Champany attended Manchester (Conn.) Community College from 1976 to 1978.

KAY L. COOPER, age 59, has been an officer and Director of WNC & ASSOCIATES, INC. since 1971 and of WNC RESOURCES, INC. from 1988 through its acquisition by WNC & ASSOCIATES, INC. in 1991. Mrs. Cooper has also been the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, since 1975. She is the wife of Wilfred N. Cooper, Sr., the mother of Wilfred N. Cooper, Jr. and the sister of John B. Lester, Jr. Mrs. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Item 11.  Executive Compensation


The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or Associates for the following fees:

(a) Selection fees in an amount equal to 8% of the gross proceeds of the Partnerships' Offering ("Gross Proceeds"). Through December 31, 1996, approximately $1,059,000 of selection fees had been incurred by the Partnership.

(b) A nonaccountable expense reimbursement in an amount equal to 2% of Gross Proceeds. Through December 31, 1996, approximately $312,000 of nonaccountable expense reimbursement has been incurred the Partnership.

(c) An annual asset management fee in an amount equal to the greater of (i) $2,000 for each Apartment Complex or (ii) 0.275% of gross proceeds. Asset management fees of $42,900 per year were incurred during the years ended December 31, 1996 and December 31, 1995, respectively.

(d) A subordinated disposition fee in an amount equal to 1% of the sale price received in connection with the sale or disposition of an Apartment Complex or Local Limited Partnership Interest. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Return on Investment to the Limited Parners. "Return on Investment" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates:
(i) 16% through December 31, 2003, and (ii) 6% for the balance of the Partnerships term. No disposition fees have been paid.

(e) The General Partner was allocated Low Income Housing Credits of $9,207 for the year ended December 31, 1996.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)      Security Ownership of Certain Beneficial Owners

The following is only person known to own beneficially in excess of 5% of the outstanding Units:


                               Name and Address              Amount and
Title of Class                 of Beneficial Owner           Nature of                      Percent
                                                             Beneficial Owner               of Class
------------------------------------------------------------------------------------------------------------------------
Units of Limited Partnership     Enova Financial , Inc.        4,000 units                    25.6%
Interests                        P.O. Box 126943
                                 San Diego, CA  92113-6943

(b)      Security Ownership of Management

Neither the General Partner, Associates nor any of the officers or directors of Associates own directly or beneficially any limited partnership interests in the Partnership.

(c)      Changes in Control

The management and control of the General Partners may be changed at any time in accordance with their respective organizational documents, without the consent or approval of the Limited Partners. In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

First, with the consent of any other General Partners and a majority-in-interest of the Limited Partners, any General Partner may designate one or more persons to be successor or additional General Partners. In addition, any General Partner may, without the consent of any other General Partner or the Limited Partners,
(I) substitute in its stead as General Partner any entity which has, by merger, consolidation or otherwise, acquired substantially all of its assets, stock or other evidence of equity interest and continued its business, or (ii) cause to be admitted to the Partnership an additional General Partner or Partners if it deems such admission to be necessary or desirable so that the Partnership will be classified a partnership for Federal income tax purposes. Finally, a majority-in-interest of the Limited Partners may at anytime remove the General Partner of the Partnership and elect a successor General Partner


Item 13.  Certain Relationships and Related Transactions

All of the Partnership's affairs are managed by the General Partner, through Associates. The transactions with the General Partner and Associates are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, as discussed in Item 11 and in the notes to the accompanying financial statements.


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements:
Report of independent public accountants.

Balance sheets as of December 31, 1996 and 1995.

Statements of Operations for the years ended December 31, 1996, 1995, and 1994.

Statement of Partners' Equity for the years ended December 31, 1996, 1995, and 1994.

Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

Notes to Financial Statements.

Financial Statement Schedules:
N/A
Exhibits
(3): Articles of incorporation and by-laws: The registrant is not incorporated. The Partnership Agreement is included as Exhibit B to the Prospectus which is included in Post-Effective No 11 to Registration Statement on Form S-11 dated May 24, 1995 incorporated herein by reference as Exhibit 3. (10) Material contracts: 10.1 Amended and Restated Agreement of Limited Partnership of Chadwick Limited Partnership filed as exhibit 10.1 to Form 8-K dated July 22, 1994 is hereby incorporated herein by reference as exhibit 10.1.

10.2 Second Amended and Restated Agreement of Limited Partnership of Garland Street Limited Partnership filed as exhibit 10.2 to Form 8-K dated July 22, 1994 is hereby incorporated herein by reference as exhibit 10.2

10.3 Amended and Restated Agreement of Limited Partnership of Lamesa Seniors Community, Ltd. filed as exhibit 10.3 to Form 8-K dated July 22, 1994 is hereby incorporated herein by reference as exhibit 10.3.

10.4 Amended and Restated Agreement of Limited Partnership of Palestine Seniors Community, Ltd. filed as exhibit 10.4 to Form 8-K dated July 22, 1994 is hereby incorporated herein by reference as exhibit 10.4.

10.5 Second Amended and Restated Agreement of Limited Partnership of Southcove Associates filed as exhibit 10.1 to Form 8-K dated August 8, 1994 is hereby incorporated herein by reference as exhibit 10.5.

10.6 Third Amended and Restated Agreement of Limited Partnership of Southcove Associates d. filed as exhibit 10.2 to Form 8-K dated August 8, 1994 is hereby incorporated herein by reference as exhibit 10.6.

10.7  Amended  and  Restated  Agreement  of  Limited   Partnership  of  Comanche
Retirement Village, Ltd. filed as exhibit 10.1 to Form 8-K dated August 31, 1994 is hereby incorporated herein by reference as exhibit 10.7.

10.8 Amended and Restated Agreement of Limited Partnership of Mountainview Apartments Limited Partnership filed as exhibit 10.1 to Form 8-K dated September 21, 1994 is hereby incorporated herein by reference as exhibit 10.8.

10.9 Second Amendment to Amended and Restated Agreement of Limited Partnership of Mountainview Apartments Limited Partnership filed as exhibit 10.2 to Form 8-K dated September 21, 1994 is hereby incorporated herein by reference as exhibit 10.9.

10.10 Amended and Restated Agreement of Limited Partnership of Pecan Grove Limited Partnership filed as exhibit 10.3 to Form 8-K dated September 21, 1994 is hereby incorporated herein by reference as exhibit 10.10.

10.11 Second Amendment to Amended and Restated Agreement of Limited Partnership of Pecan Grove Limited Partnership filed as exhibit 10.4 to Form 8-K dated September 21, 1994 is hereby incorporated herein by reference as exhibit 10.11.

10.12 Second Amendment to and Entire Restatement of the Agreement of Limited Partnership of Autumn Trace Associates, Ltd. filed as exhibit 10.1 to Form 8-K dated October 31, 1994 is hereby incorporated herein by reference as exhibit 10.12.

10.13 Amended and Restated Agreement of Limited Partnership of EW , a Wisconsin Limited Partnership filed as exhibit 10.2 to Form 8-K dated October 31, 1994 is hereby incorporated herein by reference as exhibit 10.13.

10.14 Agreement of Limited  Partnership of Klimpel Manor,  Ltd. filed as exhibit
10.3 to Form 8-K dated September 21, 1994 is hereby incorporated herein by reference as exhibit 10.14.

10.15 Amended and Restated Agreement of Limited Partnership of Hickory Lane Associates Limited filed as exhibit 10.15 to Form 10-K dated December 31, 1995 is hereby incorporated herein by reference as exhibit 10.15.

10.16 Amended and Restated Agreement of Limited Partnership of Honeysuckle Court Associates, Ltd. filed as exhibit 10.16 to Form 10-K dated December 31, 1995 is hereby incorporated herein by reference as exhibit 10.16.

10.17 Amended and Restated Agreement of Limited Partnership of Walnut Turn Associates, Ltd. filed as exhibit 10.17 to Form 10-K dated December 31, 1995 is hereby incorporated herein by reference as exhibit 10.17.






         Reports on Form 8-K

No reports of Form 8-K were filed during the fourth quarter ended December 31, 1996.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND IV, L.P. - Series 2

By:  WNC Tax Credit Partners IV, L.P.    General Partner of the Registrant


By: WNC & Associates, Inc. General Partner of WNC Tax Credit Partners IV, L.P.


By:   /s/    John B. Lester,  Jr.
   _____________________________________________________
John B. Lester, Jr. President and Chief Opertating Officer of WNC & Associates, Inc.

Date: May 12, 1997

By:   /s/    Theodore M. Paul
   _____________________________________________________
Theodore M. Paul Vice-President Finance and Chief Financial Officer of WNC & Associates, Inc.

Date: May 12, 1997




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/    Wilfred N. Cooper, Sr.
   _____________________________________________________
Wilfred N. Cooper, Sr. Director and Chairman of the Board WNC & Associates, Inc.

Date: May 12, 1997

By:   /s/    John B. Lester,  Jr.
   _____________________________________________________
John B. Lester, Jr. Director and Secretary of the Board WNC & Associates, Inc.

Date: May 12, 1997