Form 10-Q
period 1997-03-31
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 1997-07-03
CIK 913497

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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
(714) 622-5565


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No X

Part I.  Financial Information

Item 1.  Financial Statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (a California Limited Partnership)

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED March 31, 1997



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

  Balance Sheets, March 31, 1997 and December 31, 1996.......................3

  Statement of Operations
          For the three months ended March 31, 1997 and 1996.................4

  Statement of Partners' Equity
          For the three months ended March 31, 1997 and 1996.................5

  Statement of Cash Flows
          For the three months ended March 31, 1997 and 1996.................6

  Notes to Financial Statements..............................................8

Item 2. Management's Discussion and Analysis of
        Financial  Condition and Results of Operations......................13


PART II. OTHER INFORMATION

Item 1   Legal Proceedings..................................................16

Item 6. Exhibits and Reports on Form 8......................................16

Signatures..................................................................17

                   WNC HOUSING TAX CREDIT FUND IV, L.P. - SERIES 2
                          (A California Limited Partnership)

                                   BALANCE SHEETS
                         March 31, 1997 and December 31, 1996

                                              1997                     1996
                                              ----                     ----

                                      ASSETS

Cash and cash equivalents          $        1,974,935       $        2,371,389
Investment in limited
  partnerships - Note 2                     9,904,197               10,096,100
Due from affiliate Note 3                      42,475                   53,200
Interest receivable                             9,378                   10,956
                                          -----------              -----------
                                    $      11,930,985        $      12,531,645
                                          ===========              ===========

                          LIABILITIES AND PARTNERS' EQUITY
Liabilities:
Accrued fees and expenses due to
   general partner and affiliates
      - Note 3                      $          12,840        $           9,339
Payable to limited partnerships
      - Note 4                                249,401                  666,716
                                          -----------              -----------
                                              262,241                  676,055
                                          -----------              -----------
Partners' equity (deficit):
 General partner                              (35,624)                 (33,756)
 Limited partners (20,000 units
  authorized, 15,600 units issued
  and outstanding)                         11,704,368               11,889,346
                                          -----------              -----------
Total partners' equity                     11,668,744               11,855,590
                                          -----------              -----------
                                    $      11,930,985        $      12,531,645
                                          ===========              ===========






                                  UNAUDITED
                See Accompanying Notes to Financial Statements

                WNC HOUSING TAX CREDIT FUND IV, L.P. - SERIES 2
                      (A California Limited Partnership)

                           STATEMENT OF OPERATIONS
              For the Three Months Ended March 31, 1997 and 1996


                                                 1997                1996
                                                 ----                ----

 Interest income                         $          24,514      $       50,668
                                                 ---------           ---------

 Operating expenses:
 Amortization                                       10,160               9,349
 Asset management fees - Note 3                     10,725              10,725
 Interest expense
                                                         -                   -
 Legal and accounting                                1,700               3,802
 Other                                               1,275               1,258
                                                 ---------           ---------

 Total operating expenses                           23,860              25,134
                                                 ---------           ---------

 Income from operations                                654              25,534

 Equity in loss from
  limited partnerships                            (187,500)           (237,600)
                                                 ---------           ---------

 Net loss                                $        (186,846)     $     (212,066)
                                                 =========           =========

 Net loss allocated to:
   General partner                       $          (1,868)      $      (2,121)
                                                 =========           =========

   Limited partners                      $        (184,978)      $    (209,945)
                                                 =========           =========

 Net loss per 15,600 units outstanding
 March 31, 1997 and 1996                  $            (12)      $         (13)
                                               ===========           =========




                                  UNAUDITED
            See Accompanying Notes to Financial Statements

                WNC HOUSING TAX CREDIT FUND IV, L.P. - SERIES 2
                      (A California Limited Partnership)
                        STATEMENT OF PARTNERS' EQUITY

               For the Three Months Ended March 31, 1997 and 1996


For the Three Months Ended March 31, 1997
-----------------------------------------

                                          General      Limited
                                          Partner      Partner         Total
                                          -------      -------         -----

Equity (deficit), December 31, 1996   $  (33,756)  $  11,889,346  $ 11,855,590

Net loss for the three months ended
  March 31, 1997                          (1,868)       (184,978)     (186,846)
                                       ---------      ----------    ----------

Equity (deficit), March 31, 1997      $  (35,624)  $  11,704,368  $ 11,668,744
                                       =========      ==========    ==========


For the Three Months Ended March 31, 1996
-----------------------------------------

                                          General      Limited
                                          Partner      Partner        Total
                                          -------      -------         -----

Equity (deficit), December 31, 1995    $  (27,796) $  12,479,356  $ 12,451,560


Offering expenses                              (3)          (320)         (323)

Net loss for the three months ended
  March 31, 1996                           (2,121)      (209,945)     (212,066)
                                        ---------    -----------   -----------

Equity (deficit), March 31, 1996       $  (29,920) $  12,269,091  $ 12,239,171
                                        =========    ===========   ===========



                                  UNAUDITED
               See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P. - SERIES 2
                       (A California Limited Partnership)

                          STATEMENT  OF CASH FLOWS
               For the Three Months Ended March 31, 1997 and 1996

                                                    1997              1996
                                                    ----              ----
Cash flows provided by (used in) operating activities:
 Net loss                                       $ (186,846)      $    (212,066)
  Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Equity in loss of limited partnerships          187,500             237,600
   Amortization                                     10,160               9,349
   Asset management fee                             10,725              30,292
   Change in other assets                            1,578              15,542
   Accrued fees and expense due
    to general partner and affiliates                3,501                   -
                                                 ---------          ----------
     Net cash provided by operating activities      26,618              80,717
                                                 ---------          ----------

Cash flows provided by (used in) investing activities:
   Investments in limited partnerships            (427,709)         (1,357,706)
   Acquisition costs and fees                         (526)              2,139

   Increase in cash in escrow
   Distribution from limited partnerships            5,163               3,800
                                                 ---------          ----------
  Net cash flows used in investing activities:    (423,072)         (1,351,767)
                                                 ---------          ----------

Cash flows used in financing activities:
  Offering costs                                         -                (323)
  Decrease in advances from affiliates                   -             (83,573)
                                                 ---------          ----------
  Net cash used in financing activities                  -             (83,896)
                                                 ---------          ----------


Net decrease in cash and cash equivalents         (396,454)         (1,354,946)
Cash and cash equivalents, beginning of period   2,371,389           5,285,730
                                                ----------          ----------
Cash and cash equivalent, end of period       $  1,974,935      $    3,930,784
                                                ==========          ==========


                                  UNAUDITED
             See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                       STATEMENT OF CASH FLOWS - CONTINUED

               For the Three months ended March 31, 1997 and 1996



Supplemental disclosure of noncash financing and investing activity:
--------------------------------------------------------------------

During the three months ended March 31, 1997, the Partnership's Payables to Limited Partnerships (in connection with its investments in limited partnerships) increased by $10,394 due to various price adjuster provisions in the respective limited partnership agreements.


--------------------------------------------------------------------------------

During the three  months ended March 31, 1996,  the  Partnership's  Payables to
Limited   Partnerships   (in   connection   with  its   investments  in  limited
partnerships) decreased by $11,527 due to various price adjuster provisions in the respective limited partnership agreements.













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

General
-------
The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the audited financial statements and related notes thereto contained in the Partnership's financial statements for the period ended December 31, 1996 (audited).

In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997 and the results of operations and changes in cash flows for the three months ended March 31, 1997 and 1996.

Allocations Under the Terms of the Partnership Agreement
--------------------------------------------------------
The General Partner has a 1% interest in operating profits and losses, taxable income and loss and in cash available for distribution from the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

After the limited partners have received sale or refinancing proceeds equal to their capital contributions and their return on investment (as defined in the Partnership's Agreement of Limited Partnership) and the General Partner has

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
received a subordinated disposition fee (as described in Note 4 below), any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

Method of Accounting For Investment in Limited Partnerships
-----------------------------------------------------------
The investment in limited partnerships is accounted for on the equity method of accounting whereby the Partnership adjusts its investment balance for its share of each limited partnership's results of operations and for any distributions received. Costs incurred by the Partnership in acquiring the investments in limited partnerships are capitalized as part of the investment account.

Losses from the limited partnerships will not be recognized to the extent that the individual investment balance would be adjusted below zero.

Offering Expenses
-----------------
Offering expenses will consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of partners' capital.

Organization Costs
------------------
Organization costs will be amortized on the straight-line method over 60 months.

Cash and Cash Equivalents
-------------------------
The Partnership considers investments with an original maturity of three months or less as cash equivalents.

                WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS
-------------------------------------------

As of March 31, 1997 the Partnership had acquired limited partnership interests in twenty limited partnerships each of which owns one Apartment Complex. As of March 31, 1997, construction or rehabilitation of 19 of the Apartment Complexes had been completed and one was undergoing construction or rehabilitation.

As of March 31, 1996 the Partnership had acquired limited partnership interests in seventeen limited partnerships each of which owns one Apartment Complex. As of March 31, 1996, construction or rehabilitation of thirteen of the Apartment Complexes had been completed and four were undergoing construction or rehabilitation.

The Partnership, as a limited partner, is entitled to 95% to 99%, as specified in the partnership agreements, of the operating profits and losses of the limited partnerships upon the acquisition of its limited partnership interest. Following is a summary of the components of investment in limited partnerships as of March 31, 1997 and December 31, 1996
                                                      1997              1996
                                                      ----              ----

  Investment balance, beginning of period       $ 10,096,100     $   9,417,744
  Investments in limited partnerships                 10,394         1,325,649
  Capitalized acquisition fees and costs                 526            25,347
  Equity in loss of limited partnerships            (187,500)         (628,631)
  Distributions                                       (5,163)           (3,900)
  Amortization of capitalized
    acquisition costs                                (10,160)          (40,109)
                                                 -----------         ---------
  Investment balance,
    end of period                               $  9,904,197      $ 10,096,100
                                                 ===========        ==========


Selected financial information from the financial statements of the limited partnerships with operations for the three months ended March 31, 1997 and 1996 is as follows (rounded to the nearest thousand):

                  WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                         (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)
-------------------------------------------------------

                                                  1997                1996
                                                  ----                ----

   Total revenue                          $       731,000     $        585,000
                                               ----------           ----------

   Interest expense                               293,000              254,000
   Depreciation                                   261,000              253,000
   Operating expenses                             366,000              318,000
                                               ----------           ----------
   Total expenses                                 920,000              825,000
                                               ----------           ----------

   Net loss                              $       (189,000)    $       (240,000)
                                               ==========           ==========
   Net loss allocable to the
     Partnership                         $       (187,000)    $       (237,600)
                                               ==========           ==========

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for the following items:

Acquisition fees of up to 8% of the gross proceeds from the sale of Partnership units. Through March 31, 1997 and December 31, 1996 the Partnership has incurred acquisition fees of $1,059,950.

    An annual asset management fee equal to the greater amount of (i) $2,000 for each Apartment Complex, or (ii) 0.275% of Gross Proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2 % of the invested assets (defined as the Partnership's capital contributions to the limited partnerships plus its allocable percentage of the permanent financing) of the limited partnerships which are subsidized under one or more Federal, state or local government programs. The Partnership incurred management fees of $10,725, $42,900, $42,900, and 16,000 for the periods ended March 31,
    1997, December 31, 1996, 1995 and 1995, respectively. the Partnership paid $155,000 of such fees to the General Partner. Such over payment resulted in amounts due from the General Partner totaling $42,475 as of March 31, 1997.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                      (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS-CONTINUED

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)
-----------------------------------------------

    Reimbursement for organizational, offering and selling expenses advanced by an affiliate of the General Partner on behalf of the Partnership. These reimbursements plus all other organizational and offering expenses inclusive of sales commissions will not exceed 15% of the gross proceeds. The Partnership incurred offering costs during the three months ended March 31, 1996 of $323.

    A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Agreement of Limited Partnership) and is payable only if services are rendered in the sales effort.

Advances and fees payable due to general partner of $12,840 and $9,339 at March 31, 1997 and December 31, 1996, respectively consists of the following:

                                                       1997            1996
                                                       ----            ----

    Advances made for acquisition costs,
     organizational, offering and selling expenses   $   9,020       $   9,339
            Advances made for operating expenses         3,820               0
                                                       -------          ------
                                                     $  12,840       $   9,339
                                                       =======          ======

NOTE 4 - PAYABLE TO LIMITED PARTNERSHIPS
----------------------------------------

Payable to limited partnerships represent amounts which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments, are generally due upon the limited partnerships achieving certain operating benchmarks and are generally expected to be paid within two years of the Partnership's initial investment.

NOTE 5- INCOME TAXES
--------------------

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

The Partnership's  offering of units terminated on July 26, 1996

Liquidity  and Capital  Resources
-------------------------------

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $396,500 for the three months ended March 31, 1997. This decrease in cash consists of cash used by investing and cash provided by investing and operating activities. Cash was used by the investing activities of the Partnership during such period in the aggregate amount of approximately $428,000, which consisted primarily of capital contributions to Limited Partnerships. Cash provide by investing activities consisted entirely of distributions from the local limited partnerships of approximately $5,000. Cash provided from operations consisted primarily of interest received on cash deposits, and cash used in operations consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $1,355,000 for the three months ended March 31, 1997. This decrease in cash consists of cash used by investing and financing activities and cash provided by investing and operating activities. Cash was used by the investing activities of the Partnership during such period in the aggregate amount of approximately $1,358,000, which consisted primarily of capital contributions to Limited Partnerships. Cash used by financing activities consisted of payments for offering costs of approximately $300 and decrease in advances from affiliates. Cash provided by investing activities consisted primarily of distributions from the local limited partnerships of approximately $4,000. Cash provided from operations consisted primarily of interest received on cash deposits, and cash used in operations consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below. .

As of December 31, 1996 and March 31, 1997 the Partnership was indebted to WNC & Associates, Inc. in the amount of approximately $13,000 and $9,000, respectively. The component items of such indebtedness were as follows: advances to pay front-end fees of approximately $9,000 and $9,300, respectively, and advances for operating expenses of $4,000 and $0, respectively.

As of March 31, 1997, the Partnership has received and accepted subscriptions funds in the amount of $15,600,000. As of June 15, 1997, as of March 31, 1997 and as of December 31, 1996, the Partnership had made capital contributions to Limited Partnerships in the amount of approximately $10,206,000, $10,206,000 and $9,778,000, respectively, and had commitments for additional capital contributions of approximately $249,000, $249,000 and $667,000, respectively.

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

Results of Operations
---------------------

As of December 31, 1996 and March 31, 1997 the Partnership had acquired 20 Limited Partnership Interests, respectively. Each of the 20 Limited Partnerships receives or is expected to receive government assistance and each of them has received a reservation for Housing Tax Credits. As of December 31, 1996, 19 of the Apartment Complexes in the Partnership had commenced operations. The remaining Apartment Complex commenced operations subsequent to March 31, 1997. Accordingly, the "Equity in losses from limited partnerships" for the periods ended March 31, 1997 and 1996 reflected in the Statement of Operations of the Partnership is not indicative of the amounts to be reported in future years.

As reflected on its Statements of Operations, the Partnership had a loss of approximately $187,000 for the three months ended March 31, 1997. The component items of revenue and expense are discussed below.

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

1.  None.


         No reports on Form 8-K were filed during the quarter ended March 31, 1997.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC Housing Tax Credit Fund IV, L.P. - Series 2

By:   WNC Tax Credit Partners IV, L.P., General Partner


By:   WNC & ASSOCIATES, INC., General Partner


By:   /s/ John B. Lester, Jr.
-----------------------------------------------------
John B. Lester, Jr., President

Date: June 30, 1997

By:   /s/ Theodore M. Paul
-----------------------------------------------------
Theodore M. Paul,  Vice President - Finance

Date: June 30, 1997