Form 10-Q
period 1997-06-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 1997-08-13
CIK 913497

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|_| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

                            INDEX TO FORM 10-Q

                     FOR THE QUARTER ENDED JUNE 30, 1997



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

  Balance Sheets, June 30, 1997 and December 31, 1996........................3

  Statement of Operations
   For the three months and six months ended June 30, 1997 and 1996..........4

  Statement of Partners' Equity
   For the six months ended June 30, 1997 and 1996...........................5

  Statement of Cash Flows
   For the six months ended June 30, 1997 and 1996...........................6

  Notes to Financial Statements..............................................8

Item 2. Management's Discussion and Analysis of
        Financial  Condition and Results of Operations.......................13


PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.....................................16

Signatures...................................................................17

                 WNC HOUSING TAX CREDIT FUND IV, L.P. - SERIES 2
                       (A California Limited Partnership)

                                   BALANCE SHEETS
                        June 30, 1997 and December 31, 1996

                                                     1997           1996
                                                     ----           ----

                                       ASSETS

Cash and cash equivalents                   $    1,973,556       $   2,371,389
Investment in limited
  partnerships - Note 2                          9,627,110          10,096,100
Due from affiliate Note 3                           31,750              53,200
Other assets                                         6,140              10,956
                                               -----------         -----------
                                            $   11,638,556       $  12,531,645
                                               ===========         ===========


                           LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Accrued fees and expenses due to
   general partner and affiliates - Note 3  $        9,020     $         9,339
Payable to limited partnerships -Note 4            213,415             666,716
                                               -----------         -----------
                                                   222,435             676,055
                                               -----------         -----------
Partners' equity (deficit):
 General partner                                   (38,151)            (33,756)
 Limited partners (20,000 units
  authorized, 15,600 units issued
  and outstanding)                              11,454,272          11,889,346
                                               -----------         -----------
Total partners' equity                          11,416,121          11,855,590
                                               -----------         -----------
                                            $   11,638,556      $   12,531,645
                                               ===========         ===========



                                    UNAUDITED
                   See Accompanying Notes to Financial Statements

                   WNC HOUSING TAX CREDIT FUND IV, L.P. - SERIES 2
                        (A California Limited Partnership)

                            STATEMENT OF OPERATIONS
          For the Three and Six  Months  Ended  June 30,  1997 and 1996

                                         1997                     1996
                                         ----                     ----
                                  Three        Six         Three        Six
                                  Months       Months      Months       Months

Interest income              $   18,975   $    43,489   $  43,408   $   94,076
                               --------      --------    --------     --------

Operating expenses:
Amortization                     10,203        20,363       9,397       18,746
Asset management fees - Note 4   10,725        21,450      10,725       21,450
Legal and accounting              5,063         6,763       6,260        6,260
Other                             7,907         9,182       7,910       12,970
                               --------      --------    --------     --------


Total operating expenses         33,898        57,758      34,292       59,426
                               --------      --------    --------     --------

Income from operations          (14,923)      (14,269)      9,116       34,650

Equity in loss from
 limited partnerships          (237,700)     (425,200)   (115,800)    (353,400)
                              ---------      --------    --------     --------

Net loss                     $ (252,623)  $  (439,469)  $(106,684)  $ (318,750)
                              =========      ========    ========     ========

Net loss allocated to:
  General partner            $   (2,526)       (4,395)     (1,067)      (3,188)
                              =========      ========    ========     ========

  Limited partners           $ (250,097)     (435,074)   (105,617)    (315,562)
                              =========      ========    ========     ========

Net loss per 15,600 units outstanding
June 30, 1997 and 1996       $      (16)   $      (28)   $     (7)   $     (20)
                              ==========     ========     =======     ========


                                       UNAUDITED
                    See Accompanying Notes to Financial Statements

                  WNC HOUSING TAX CREDIT FUND IV, L.P. - SERIES 2
                        (A California Limited Partnership)

                             STATEMENT OF PARTNERS' EQUITY

                  For the Six Months Ended June 30, 1997 and 1996


For the Six  Months Ended June 30, 1997
                                         General        Limited
                                         Partner        Partner        Total

Equity (deficit), December 31, 1996  $  (33,756)  $  11,889,346   $ 11,855,590

Net loss for the six months ended
  June 30, 1997                          (4,395)       (435,074)      (439,469)
                                      ---------      ----------    -----------

Equity (deficit), June 30, 1997      $  (38,151)  $  11,454,272   $ 11,416,121
                                      =========     ===========    ===========



For the Six  Months Ended June 30, 1996
                                         General        Limited
                                         Partner        Partner        Total

Equity (deficit), December 31, 1995  $  (27,796)  $  12,479,356   $ 12,451,560


Offering expenses                          (400)        (39,554)       (39,954)

Net loss for the six months ended
  June 30, 1996                          (3,188)       (315,562)      (318,750)
                                       --------     -----------    -----------

Equity (deficit), June 30, 1996      $  (31,384)  $  12,124,240   $ 12,092,856
                                       ========     ===========    ===========




                                      UNAUDITED
                    See Accompanying Notes to Financial Statements

                  WNC HOUSING TAX CREDIT FUND IV, L.P. - SERIES 2
                         (A California Limited Partnership)

                               STATEMENT  OF CASH  FLOWS
                  For the Six Months Ended June 30, 1997 and 1996

                                                      1997              1996
                                                      ----              ----
Cash flows provided by operating activities:
 Net loss                                     $     (439,469)   $     (318,750)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Equity in loss of limited partnerships            425,200           353,400
   Amortization                                       20,363            18,746
   Asset management fee                               21,450            21,450
   Change in other assets                              4,816            20,052
   Accrued fees and expense due
    to general partner and affiliates                   (319)            2,989
                                                  ----------        ----------

  Net cash provided by operating activities           32,041            97,887
                                                  ----------        ----------

Cash flows used in investing activities:
   Investments in limited partnerships              (427,709)       (1,962,889)
   Acquisition costs and fees                         (8,278)          (52,120)
   Distribution from limited partnerships              6,113             3,900
                                                  ----------        ----------
  Net cash flows used by investing activities:      (429,874)       (2,011,109)
                                                  ----------        ----------

Cash flows used in financing activities:
  Offering costs                                           -           (20,578)
                                                  ----------        ----------

Net decrease in cash and cash equivalents           (397,833)       (1,933,800)
Cash and cash equivalents, beginning of period     2,371,389         5,285,730
                                                  ----------        ----------

Cash and cash equivalent, end of period       $    1,973,556    $    3,351,930
                                                  ==========        ==========

Continued

                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                       STATEMENT OF CASH FLOWS - CONTINUED

                 For the Six Months Ended June 30, 1997 and 1996



Supplemental disclosure of noncash financing and investing activity:
--------------------------------------------------------------------

During the six months ended June 30, 1997, the Partnership's payables to Limited Partnerships (in connection with its investments in limited partnerships) decreased by $25,592 due to various price adjuster provisions in the respective limited partnership agreements.



-------------------------------------------------------------------------------

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

In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997 and the results of operations and changes in cash flows for the six months ended June 30, 1997 and 1996.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED



NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS
-------------------------------------------

As of June 30, 1997 the Partnership had acquired limited partnership interests in twenty limited partnerships each of which owns one Apartment Complex. As of June 30, 1997, construction or rehabilitation of all of the Apartment Complexes had been completed.

As of June 30, 1996 the Partnership had acquired limited partnership interests in twenty limited partnerships each of which owns one Apartment Complex. As of June 30, 1996, construction or rehabilitation of seventeen of the Apartment Complexes had been completed and three were undergoing construction or rehabilitation.

The Partnership, as a limited partner, is entitled to 95% to 99%, as specified in the partnership agreements, of the operating profits and losses of the limited partnerships upon the acquisition of its limited partnership interest. Following is a summary of the components of investment in limited partnerships as of June 30, 1997 and December 31, 1996:

                                                  1997                  1996
                                                  ----                  ----

 Investment balance, beginning of period    $  10,096,100        $   9,417,744
 Investments in limited partnerships              (25,592)           1,325,649
 Capitalized acquisition fees and costs             8,278               25,347
 Equity in loss of limited partnerships          (425,200)            (628,631)
 Distributions                                     (6,113)              (3,900)
 Amortization of capitalized
   acquisition costs                              (20,363)             (40,109)
                                               ----------            ---------
 Investment balance,
   end of period                             $  9,627,110         $ 10,096,100
                                               ==========           ==========



Selected financial information from the financial statements of the limited partnerships with operations for the six months ended June 30, 1997 and 1996 is as follows (rounded to the nearest thousand):

                     WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                           (A California Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS-CONTINUED


NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)

                                                1997                1996
                                                ----                ----

   Total revenue                       $     1,430,000        $      1,173,000
                                            ----------              ----------

   Interest expense                            598,000                 478,000
   Depreciation                                522,000                 432,000
   Operating expenses                          740,000                 620,000
                                            ----------              ----------
   Total expenses                            1,860,000               1,530,000
                                            -----------             ----------

   Net loss                            $      (430,000)       $       (357,000)
                                            ==========              ==========
   Net loss allocable to the
     Partnership                       $      (425,200)       $       (353,400)
                                            ==========              ==========

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for the following items:

         Acquisition fees of up to 8% of the gross proceeds from the sale of Partnership units. Through June 30, 1997 and December 31, 1996 the Partnership has incurred acquisition fees of $1,058,950.

         An annual asset management fee equal to the greater amount of (i) $2,000 for each Apartment Complex, or (ii) 0.275% of Gross Proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2 % of the invested assets (defined as the Partnership's capital contributions to the limited partnerships plus its allocable percentage of the permanent financing) of the limited partnerships which are subsidized under one or more Federal, state or local government programs. The Partnership incurred management fees of $21,450, $42,900, $42,900, and $16,000 for the periods ended June 30,
         1997, December 31, 1996, 1995 and 1995, respectively. The Partnership paid $155,000 of such fees to the General Partner. Such over payment resulted in amounts due from the General Partner totaling $31,750 as of June 30, 1997.

                   WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                          (A California Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS-CONTINUED

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

         Reimbursement for organizational, offering and selling expenses advanced by an affiliate of the General Partner on behalf of the Partnership. These reimbursements plus all other organizational and offering expenses inclusive of sales commissions will not exceed 15% of the gross proceeds. The Partnership incurred offering costs during the six months ended June 30, 1996 of $39,954.

         A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Agreement of Limited Partnership) and is payable only if services are rendered in the sales effort.

Advances and fees payable due to general partner of $9,020 and $9,339 at June 30, 1997 and December 31, 1996, respectively consists of Advances made for acquisition costs, organizational, offering and selling expenses.


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

The Partnership's  offering of units terminated on July 26, 1996

Liquidity and Capital Resources

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $398,000 for the six months ended June 30, 1997. This decrease in cash consists of cash used by investing and cash provided by investing and operating activities. Cash was used by the investing activities of the Partnership during such period in the aggregate amount of approximately 430,000, which consisted of cash used in capital contributions to Limited Partnerships and acquisition fees and expense of approximately $428,000 and 8,000, respectively and cash provided by distributions of approximately $6,000. Cash provided from operations consisted primarily of interest received on cash deposits, and cash used in operations consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $1,934,000 for the six months ended June 30, 1996. This decrease in cash consists of cash used by investing and financing activities and cash provided by investing and operating activities. Cash was used by the investing activities of the Partnership during such period in the aggregate amount of approximately $2,011,000, which consisted of capital contributions to Limited Partnerships and acquisition costs and fees of approximately $1,963,000 and $52,000, respectively and cash provided by distributions from local limited partnerships of approximately $4,000. Cash used by financing activities consisted of payments for offering costs of approximately $20,500 and decrease in advances from affiliates. Cash provided from operations consisted primarily of interest received on cash deposits, and cash used in operations consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

As of December 31, 1996 and June 30, 1997 the Partnership was indebted to WNC & Associates, Inc. in the amount of approximately $9,000 and $9,300, respectively. Such indebtedness was advances to pay front-end fees.

As of June 30, 1997, the Partnership has received and accepted subscriptions funds in the amount of $15,600,000. As of June 30, 1997 and as of December 31, 1996, the Partnership had made capital contributions to Limited Partnerships in the amount of approximately $10,206,000 and $9,778,000, respectively, and had commitments for additional capital contributions of approximately $213,000 and $667,000, respectively.

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

 Results of Operations

As of December 31, 1996 and June 30, 1997 the Partnership had acquired 20 Limited Partnership Interests, respectively. Each of the 20 Limited Partnerships receives or is expected to receive government assistance and each of them has received a reservation for Housing Tax Credits. As of June 30, 1997, all of the Apartment Complexes in the Partnership had commenced operations, the most recent one in March 1997. Accordingly, the "Equity in losses from limited partnerships" for the periods ended June 30, 1997 and 1996 reflected in the Statement of Operations of the Partnership is not indicative of the amounts to be reported in future years.

As reflected on its Statements of Operations, the Partnership had a loss of approximately $439,000 for the six months ended June 30, 1997. The component items of revenue and expense are discussed below.

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

1.  None.


         No reports on Form 8-K were filed during the quarter ended June 30, 1997.

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

Date: August 13, 1997

By:    /s/ Theodore M. Paul
-----------------------------------------------------
Theodore M. Paul,  Vice President - Finance

Date: August 13, 1997