Form 10-Q
period 1997-09-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 1997-11-12
CIK 913497

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997



PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

  Balance Sheets, September 30, 1997 and December 31, 1996...................3

  Statement of Operations
    For the three months and nine months ended September 30, 1997 and 1996...4

  Statement of Partners' Equity
    For the nine months ended September 30, 1997 and 1996....................5

  Statement of Cash Flows
    For the nine months ended September 30, 1997 and 1996....................6

  Notes to Financial Statements..............................................8

 Item 2. Management's Discussion and Analysis of
           Financial  Condition and Results of Operations...................13


PART II. OTHER INFORMATION


 Item 6. Exhibits and Reports on Form 8-K...................................16

 Signatures.................................................................17

                  WNC HOUSING TAX CREDIT FUND IV, L.P. - SERIES 2
                         (A California Limited Partnership)

                                  BALANCE SHEETS
                    September 30, 1997 and December 31, 1996

                                                1997                     1996
                                                ----                     ----
ASSETS

Cash and cash equivalents           $       1,758,956       $        2,371,389
Investment in limited
  partnerships (Note 2)                     9,892,020               10,096,100
Due from affiliate (Note 3)                    27,025                   53,200
Other assets                                    4,778                   10,956
                                           ----------               ----------
                                    $      11,682,779       $       12,531,645
                                           ==========               ==========


LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Accrued fees and expenses due to
 general partner and affiliates
 (Note 3)                           $          14,491       $            9,339
Payable to limited partnerships
(Note 4)                                      439,135                  666,716
                                           ----------               ----------
                                              453,626                  676,055
                                           ----------               ----------
Partners' equity (deficit):
 General partner                              (40,020)                 (33,756)
 Limited partners (20,000 units
  authorized, 15,600 units issued
  and outstanding)                         11,269,173               11,889,346
                                           ----------               ----------
Total partners' equity                     11,229,153               11,855,590
                                           ----------               ----------
                                     $     11,682,779        $      12,531,645
                                           ==========               ==========






                                      UNAUDITED
                   See Accompanying Notes to Financial Statements

                  WNC HOUSING TAX CREDIT FUND IV, L.P. - SERIES 2
                         (A California Limited Partnership)

                             STATEMENT  OF  OPERATIONS
          For  the Three and Nine Months Ended September 30, 1997 and 1996

                                        1997                     1996
                                        ----                     ----
                                 Three        Nine        Three         Nine
                                 Months       Months      Months       Months

Interest income             $    15,758  $    59,247   $   36,865  $   130,941
                               --------     --------     --------     --------

Operating expenses:
Amortization                     10,230       30,593       11,300       30,046
Asset management fees
  (Note 3)                       10,725       32,175       10,725       32,175
Interest expense
                                     -             -            -        5,350
Legal and accounting              1,499        8,262            -        6,260
Other                             3,972       13,154          616        8,236
                               --------      -------     --------     --------

Total operating expenses         26,426       84,184       22,641       82,067
                               --------      -------     --------     --------

Income(loss)from operations     (10,668)     (24,937)      14,224       48,874

Equity in loss from
 limited partnerships          (176,300)    (601,500)    (212,600)    (566,000)
                              ---------     --------     --------     --------

Net loss                  $    (186,968) $  (626,437) $  (198,376) $  (517,126)
                              =========     ========     ========     ========

Net loss allocated to:
  General partner         $      (1,870) $    (6,264) $    (1,984) $    (5,171)
                              =========     ========     ========     ========

  Limited partners        $    (185,098) $  (620,173) $  (196,392) $  (511,955)
                              =========     ========     ========     ========

Net loss per 15,600 units
 outstanding
September 30, 1997
 and 1996                 $         (12) $       (40) $       (13) $       (33)
                              =========    =========     ========     ========





                                    UNAUDITED
                    See Accompanying Notes to Financial Statements

                WNC HOUSING TAX CREDIT FUND IV, L.P. - SERIES 2
                      (A California Limited Partnership)
                        STATEMENT OF PARTNERS' EQUITY

              For the Nine Months Ended September 30, 1997 and 1996


For the Nine Months Ended September 30, 1997

                                          General      Limited
                                          Partner      Partner          Total

Equity (deficit), December 31, 1996   $   (33,756) $ 11,889,346  $  11,855,590

Net loss for the nine months ended
  September 30, 1997                       (6,264)     (620,173)      (626,437)
                                        ---------    ----------     ----------

Equity (deficit), September 30, 1997  $   (40,020) $ 11,269,173  $  11,229,153
                                        =========    ==========     ==========





For the Nine Months Ended September 30, 1996

                                          General      Limited
                                          Partner      Partner          Total

Equity (deficit), December 31, 1995   $   (27,796) $ 12,479,356  $  12,451,560


Offering expenses                            (227)      (22,486)       (22,713)

Net loss for the nine months ended
  September 30, 1996                       (5,171)     (511,955)      (517,126)
                                         --------    ----------     ----------

Equity (deficit), September 30, 1996  $   (33,194) $ 11,944,915  $  11,911,721
                                         ========    ==========     ==========



                                    UNAUDITED
                  See Accompanying Notes to Financial Statements

                  WNC HOUSING TAX CREDIT FUND IV, L.P. - SERIES 2
                         (A California Limited Partnership)

                            STATEMENT  OF CASH  FLOWS
               For the Nine Months Ended September 30, 1997 and 1996

                                                        1997              1996
                                                        ----              ----
Cash flows provided by operating activities:
Net loss                                         $   (626,437)  $     (517,126)
 Adjustments to reconcile net loss to net
 cash provided by operating activities:
  Equity in loss of limited partnerships              601,500          566,000
  Amortization                                         30,593           30,046
  Asset management fee                                 26,175          (47,825)
  Change in other assets                                6,178           20,917
  Accrued fees and expense due to
   general partner and affiliates                       5,152            2,559
                                                   ----------       ----------
 Net cash provided by operating activities             43,161           54,571
                                                   ----------       ----------

Cash flows used in investing activities:
 Investments in limited partnerships                 (653,429)      (2,651,479)
 Acquisition costs and fees                            (8,278)        (103,206)
 Distribution from limited partnerships                 6,113            3,900
                                                  -----------       ----------
 Net cash flows used by investing activities:        (655,594)      (2,750,785)
                                                  -----------       ----------

Cash flows used in financing activities:
  Offering costs                                            -          (22,713)
                                                   ----------        ----------

Net decrease in cash and cash equivalents            (612,433)      (2,718,927)
Cash and cash equivalents, beginning of period      2,371,389        5,285,730
                                                   ----------       ----------
Cash and cash equivalent, end of period        $    1,758,956   $    2,566,803
                                                   ==========       ==========

                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                       STATEMENT OF CASH FLOWS - CONTINUED

              For the Nine Months Ended September 30, 1997 and 1996



Supplemental disclosure of noncash financing and investing activity:
--------------------------------------------------------------------

During the nine months ended September 30, 1997, the Partnership's Payables to Limited Partnerships (in connection with its investments in limited partnerships) decreased by $25,592 due to various price adjuster provisions in the respective limited partnership agreements and increased by $451,440 due to the acquisition of a limited partnership interest. This results in a net noncash change in the Partnership's payables to limited partnerships of $425,848.


--------------------------------------------------------------------------------

During the nine months ended September 30, 1996, the Partnership's Payables to Limited Partnerships (in connection with its investments in limited partnerships) decreased by $46,755 due to various price adjuster provisions in the respective limited partnership agreements and increased by $1,372,405 due to acquisition of limited partnership interest. This results in a net noncash change in the Partnership's payables to limited partnerships of $1,325,650.













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

In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997 and the results of operations and changes in cash flows for the nine months ended September 30, 1997 and 1996.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Partnership) and the General Partner has received a subordinated disposition fee (as described in Note 3 below), any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED



NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS
-------------------------------------------

As of September 30, 1997 the Partnership had acquired limited partnership interests in 21 limited partnerships each of which owns one Apartment Complex. As of September 30, 1997, construction or rehabilitation of twenty of the Apartment Complexes had been completed and one was undergoing construction or rehabilitation.


As of September 30, 1996 the Partnership had acquired limited partnership interests in twenty limited partnerships each of which owns one Apartment Complex. As of September 30, 1996, construction or rehabilitation of nineteen of the Apartment Complexes had been completed and one was undergoing construction or rehabilitation.

The Partnership, as a limited partner, is entitled to 95% to 99%, as specified in the partnership agreements, of the operating profits and losses of the limited partnerships upon the acquisition of its limited partnership interest. Following is a summary of the components of investment in limited partnerships as of September 30, 1997 and December 31, 1996:

                                                1997                     1996
                                                ----                     ----

 Investment balance, beginning of period   $ 10,096,100          $   9,417,744
 Investments in limited partnerships            425,848              1,325,649
 Capitalized acquisition fees and costs           8,278                 25,347
 Equity in loss of limited partnerships        (601,500)              (628,631)
 Distributions                                   (6,113)                (3,900)
 Amortization of capitalized
   acquisition costs                            (30,593)               (40,109)
                                             ----------             ----------
 Investment balance,
   end of period                           $  9,892,020           $ 10,096,100
                                             ==========             ==========



Selected financial information from the financial statements of the limited partnerships with operations for the nine months ended September 30, 1997 and 1996 is as follows (rounded to the nearest thousand):

                    WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                          (A California Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS-CONTINUED


NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)
-------------------------------------------------------

                                                1997                1996
                                                ----                ----

  Total revenue                       $     2,230,000     $      1,813,000
                                            ---------            ---------

  Interest expense                            910,000              623,000
  Depreciation                                796,000              842,000
  Operating expenses                        1,132,000              920,000
                                            ----------           ---------
  Total expenses                            2,838,000            2,385,000
                                            ---------            ---------

  Net loss                            $      (608,000)    $       (572,000)
                                            =========            =========
  Net loss allocable to the
    Partnership                       $      (601,500)    $       (566,000)
                                            =========            =========

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for the following items:

         Acquisition fees of up to 8% of the gross proceeds from the sale of Partnership units. Through September 30, 1997 and December 31, 1996 the Partnership has incurred acquisition fees of $1,058,950.

         An annual asset management fee equal to the greater amount of (i) $2,000 for each Apartment Complex, or (ii) 0.275% of Gross Proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2 % of the invested assets (defined as the Partnership's capital contributions to the limited partnerships plus its allocable percentage of the permanent financing) of the limited partnerships which are subsidized under one or more Federal, state or local government programs. The Partnership incurred management fees of $32,175, $42,900, $42,900, and $16,000 for the periods ended September
         30, 1997, December 31, 1996, 1995 and 1994, respectively. The Partnership paid $161,000 of such fees to the General Partner. Such over payment resulted in amounts due from the General Partner totaling $27,025 as of September 30, 1997.

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

Advances and fees payable due to general partner of $14,491 and $9,339 at September 30, 1997 and December 31, 1996, respectively consist of advances made for acquisition costs, organizational offering, selling expenses and operating expenses.

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

The Partnership's offering of units terminated on July 26, 1995.

Liquidity and Capital Resources
-------------------------------

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $612,000 for the nine months ended September 30, 1997. This decrease in cash consists of cash used by investing and cash provided by investing and operating activities. Cash was used by the investing activities of the Partnership during such period in the aggregate amount of approximately $656,000, which consisted of cash used in capital contributions to Limited Partnerships and acquisition fees and expense of approximately $654,000 and $8,000, respectively and cash provided by distributions of approximately $6,000. Cash provided from operations consisted primarily of interest received on cash deposits, and cash used in operations consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $2,719,000 for the nine months ended September 30, 1996. This decrease in cash consists of cash used by investing and financing activities and cash provided by operating activities. Cash was used by the investing activities of the Partnership during such period in the aggregate amount of approximately $2,751,000, which consisted of capital contributions to Limited Partnerships and acquisition costs and fees of approximately $2,651,000 and $103,000, respectively and cash provided by distributions from local limited partnerships of approximately $4,000. Cash used by financing activities consisted of payments for offering costs of approximately $23,000. Cash provided from operations consisted primarily of interest received on cash deposits, and cash used in operations consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

As of December 31, 1996 and September 30, 1997 the Partnership was indebted to WNC & Associates, Inc. in the amount of approximately $9,000 and $14,000. The component items of such indebtedness were as follows: advances to pay front-end fees of approximately $9,000 and $9,000, respectively, and advances for operating expenses of $0 and $5,000, respectively.

As of September 30, 1997, the Partnership has received and accepted subscriptions funds in the amount of $15,600,000. As of September 30, 1997 and as of December 31, 1996, the Partnership had made capital contributions to Limited Partnerships in the amount of approximately $10,432,000 and $9,778,000, respectively, and had commitments for additional capital contributions of approximately $439,000 and $667,000, respectively.

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

Results of Operations
---------------------

As of December 31, 1996 and September 30, 1997 the Partnership had acquired 20 and 21 Limited Partnership Interests, respectively. Each of the 21 Limited Partnerships receives or is expected to receive government assistance and each of them has received a reservation for Housing Tax Credits. As of September 30, 1997, twenty of the Apartment Complexes in the Partnership had commenced operations.

Accordingly, the "Equity in losses from limited partnerships" for the periods ended September 30, 1997 and 1996 reflected in the Statement of Operations of the Partnership is not indicative of the amounts to be reported in future years.

As reflected on its Statements of Operations, the Partnership had a loss of approximately $626,000 for the nine months ended September 30, 1997. The component items of revenue and expense are discussed below.

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

Part II.  Other Information

Item 1.  Legal Proceedings

         None

Item 6.  Exhibits and Reports on Form 8-K

1.  None.


         No reports on Form 8-K were filed during the quarter ended September 30, 1997.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC Housing Tax Credit Fund IV, L.P. - Series 2

By:  WNC Tax Credit Partners IV, L.P.       General Partner


By: WNC & ASSOCIATES, INC.          General Partner



By:  /s/ John B. Lester, Jr.
-----------------------------------------------------
John B. Lester, Jr.        President

Date: November 10, 1997


By:  /s/ Theodore M. Paul
-----------------------------------------------------
Theodore M. Paul  Vice President - Finance

Date: November 10, 1997