Form 10-K
period 1997-12-31
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 1998-04-15
CIK 913497

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                                       OR

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

UNITS OF LIMITED PARTNERSHIP INTEREST

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x



State the aggregate market value of the voting stock held by non-affiliates of the registrant. Inapplicable.

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


Description of Business
-----------------------

The Partnership's principal business is to provide its Limited Partners with Low Income Housing Credits. The Partnership's principal business therefore consists of investing as a limited partner in Local Limited Partnerships each of which will own and operate an apartment complex ("Apartment Complex") which will qualify for the federal Low Income Housing Credit. In general, under Section 42, an owner of a low-income housing project is entitled to receive the Low Income Housing Credit in each year of a ten-year period (the "Credit Period"). The Apartment Complex is subject to a fifteen-year compliance period (the "Compliance Period").

In general, in order to avoid recapture of Low Income Housing Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by a Local Limited Partnership of any Apartment Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Apartment Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the inability of the Partnership to directly cause the sale of Apartment Complexes by the general partners of the respective Local Limited Partnerships ("Local General Partners"), but generally only to require such Local General Partners to use their respective best efforts to find a purchaser for the Apartment Complexes, it is not possible at this time to predict whether the liquidation of substantially all of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership ("Partnership Agreement") will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell an Apartment Complex, it is anticipated that the Local General Partner will either continue to operate such Apartment Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. In addition, circumstances beyond the control of the General Partner may occur during the Compliance Period which would require the Partnership to approve the disposition of an Apartment Complex prior to the end thereof.

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

The Apartment Complexes owned by the Local Limited Partnerships in which the Partnership has invested or is expected to invest were or are being developed by the Local General Partners who acquired the sites and applied for applicable mortgages and subsidies. The Partnership became or will become the principal limited partner in these Local Limited Partnerships pursuant to arm's-length negotiations with the Local General Partners. As a limited partner, the Partnership's liability for obligations of the Local Limited Partnership is limited to its investment. The Local General Partner of the Local Limited Partnership retains responsibility for developing, constructing, maintaining, operating and managing the Apartment Complex.

As of December 31, 1997, the Partnership had invested in twenty one Local Limited Partnerships. Each of these Local Limited Partnerships owns an Apartment Complex that is or is expected to be eligible for the Low Income Housing Credit. All of the Local Limited Partnerships also benefit from government programs promoting low or moderate income housing.

Following is recap of the status of the twenty one Apartment  Complexes owned by
the  twenty  one  Limited   Partnerships   invested  in  or  identified  by  the
Partnership:

                                                                                    Under
                                                        Construction         Construction
                                                   or Rehabilitation    or Rehabilitation       Construction
                                                           Completed                             Not Started

Properties acquired by 12/31/97                                   20                    1                  0


The following is a schedule of the status as of December 31, 1997, of the Apartment Complexes owned by Local Partnerships in which the Partnership was a limited partner as of December 31, 1997:


                             SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                                    IN WHICH THE PARTNERSHIP HAS AN INVESTMENT
                                              AS OF DECEMBER 31, 1997

                                                 Number                                             Percentage
                                                   of            Units             Units             of Total
NAME & Location                                  Apts.         Completed         Occupied         Units Occupied
---------------                                  -----         ---------         --------         --------------

AUTUMN TRACE                                       58              58               50                 86%
  Silsbee (Hardin Co.) Texas
BROKEN BOW                                         18              18                6                 37%
  Broken Bow (Custer Co.), Nebraska
CHADWICK                                           48              48               47                 98%
  Eden, (Rockingham Co.) N.C.
COMANCHE                                           22              22               21                 95%
  Comanche (Comanche Co.) Texas
CROSSINGS                                         114              0                 0                  0%
  Portage, Michigan
E.W.                                               16              16               15                 94%
  Evansville (Rock Co.) Wisconsin
GARLAND                                            18              18               18                 100%
  Malvern (Hot Spring Co.)Arkansas
HEREFORD                                           28              28               25                 89%
  Hereford, (Deaf Smith Co.) Texas
HICKORY LANE                                       23              23               19                 83%
  Newton (Newton Co.) Texas
HONEYSUCKLE                                        47              47               46                 98%
  Vidor (Orange Co.) Texas
KLIMPEL MANOR                                      59              59               59                 100%
  Fullerton (Orange Co.) CA
LA MESA                                            24              24               23                 96%
  Lamesa (Dawson Co.),
Texas
LAREDO HEIGHTS APTS                                48              48               47                 98%
  Navasto, Texas
MOUNTAINVIEW                                       24              24               24                 100%
  North Wilkesboro (Wilkes Co.) N.C.
PALESTINE                                          42              42               42                 100%
  Palestine (Anderson Co.) Texas
PECAN                                              32              32               31                 97%
  Forrest City (St. Francis Co.) AR
PIONEER                                           112             112               109                 98%
  Bakersfield (Kern Co.) California
SIDNEY APARTMENTS I                                18              18               15                 83%
   Omaha, Nebraska
SOUTHCOVE                                          54              54               50                 93%
  Orange Cove (Fresno Co.) CA
WALNUT BEND                                        23              23               21                 92%
  Buna (Jasper Co.) Texas
WAUKEE II                                          23              23               23                 100%
  Waukee (Dallas Co.) Iowa
                                              =============  ===============   ==============
                                                  228             114               98                 86%
                                              =============  ===============   ==============

Description of Local Partnerships
---------------------------------

The Partnership has become a limited partner in AUTUMN TRACE ASSOCIATES, LTD., a Texas limited partnership ("AUTUMN"); in BROKEN BOW APARTMENTS, L.P. a Nebraska limited partnership ("BROKEN BOW"), in CHADWICK LIMITED PARTNERSHIP, a North Carolina limited partnership ("CHADWICK"); COMANCHE RETIREMENT VILLAGE, LTD., a Texas limited partnership ("COMANCHE"); CROSSINGS II LIMITED DIVIDEND HOUSING ASSOCIATION LIMITED PARTNERSHIP, a Michigan limited partnership ("CROSSINGS"), EW, a Wisconsin limited partnership ("EW"); GARLAND STREET LIMITED PARTNERSHIP, an Arkansas limited partnership ("GARLAND"); HEREFORD SENIORS COMMUNITY, LTD., a Texas limited partnership ("HEREFORD"); HICKORY LANE ASSOCIATES, LIMITED, a Texas limited partnership ("HICKORY"); HONEYSUCKLE COURT ASSOCIATES, LIMITED, a Texas limited partnership ("HONEYSUCKLE"); KLIMPEL MANOR, LTD., a California limited partnership ("KLIMPEL"), LAMESA SENIORS COMMUNITY, LTD., a Texas limited partnership ("LAMESA"); LAREDO HEIGHTS APARTMENTS, LTD., a Texas limited partnership ("LAREDO"), MOUNTAINVIEW APARTMENTS LIMITED PARTNERSHIP, a North Carolina limited partnership ("MOUNTAINVIEW"); PALESTINE SENIORS COMMUNITY, LTD., a Texas limited partnership ("PALESTINE"); PECAN GROVE LIMITED PARTNERSHIP, an Arkansas limited partnership ("PECAN"), PIONEER STREET ASSOCIATES, L.P., a California limited partnership ("PIONEER"); SIDNEY APARTMENTS I LIMITED PARTNERSHIP, a Nebraska limited partnership, ("SIDNEY"), SOUTHCOVE ASSOCIATES, a California limited partnership ("SOUTHCOVE"), WALNUT TURN ASSOCIATES, LIMITED, a Texas limited partnership ("WALNUT"), and
CANDLERIDGE APARTMENTS OF WAUKEE L.P. II, an Iowa limited partnership ("WAUKEE-II").

AUTUMN owns the Autumn Trace Apartments in Silsbee, Texas; CHADWICK own the Chadwick Apartments in Eden, North Carolina; COMANCHE owns the Comanche Retirement Village Apartments in Comanche, Texas; CROSSINGS owns the ----------------------in Portage, Michigan. EW owns the Evansville Town Homes in Evansville, Wisconsin, GARLAND owns the Garland Street Apartments in Malvern, Arkansas; HEREFORD owns the Hereford Seniors Community in Hereford, Texas; HICKORY owns the Hickory Lane Apartments in Newton, Texas; HONEYSUCKLE owns the Honeysuckle Court Apartments in Vidor, Texas; KLIMPEL owns the Klimpel Manor Apartments in Fullerton, California, LAMESA owns the Lamesa Seniors Community in Lamesa, Texas; MOUNTAINVIEW owns the Mountainview Apartments in North Wilkesboro, North Carolina; PALESTINE owns the Palestine Seniors Community in Palestine, Texas; and PECAN owns the Pecan Grove Apartments in Forrest City, Arkansas, PIONEER owns the Pioneer Street Apartments in Bakersfield, California; SOUTHCOVE own the Southcove Apartments in Orange Cove, California, WALNUT owns the Walnut Turn Apartments in Buna, Texas. WAUKEE-II owns the Candleridge of Waukee Apartments II in Waukee, Iowa.

The  following   tables  contain   information   concerning  the  Local  Limited
Partnerships acquired by the Partnership.

----------------- ---------------- -------------- -------------- ---------------- ------------ -------------- ------------
Local             Project Name     Estimated      Estimated      Number of        Basic        Permanent      Local
Limited                            Construction   Development    Apartment Units  Monthly      Mortgage       Limited
Partnership                        Completion     Cost With                       Rents        Loan Amount    Partnership's
                                                  Land                                                        Anticipated
                                                                                                              Tax
                                                                                                              Credits (1)
----------------- ---------------- -------------- -------------- ---------------- ------------ -------------- ------------

AUTUMN            Autumn           May 1994       $2,030,727     26 1BR units     $210         $1,256,680     $768,000
                  Trace                                          32 2BR units     $265         RECDS (3)
                  Apartments (2)
----------------- ---------------- -------------- -------------- ---------------- ------------ -------------- ------------
BROKEN BOW        Broken Bow       December 1996  $1,417,102     6 2BR units      $301         $500,000       $1,127,220
                  Apartments                                     10 3BR units     $352         FNBO (11)
----------------- ---------------- -------------- -------------- ---------------- ------------ -------------- ------------
----------------- ---------------- -------------- -------------- ---------------- ------------ -------------- ------------
CHADWICK          Chadwick         October        $2,024,524      8 1BR units     $285         $898,311       $735,000
                  Apartments (2)   1994                          36 2BR units     $307         RECDS (3)
                                                                  4 3BR units     $333
----------------- ---------------- -------------- -------------- ---------------- ------------ -------------- ------------
----------------- ---------------- -------------- -------------- ---------------- ------------ -------------- ------------
COMANCHE          Comanche         January        $616,000       20 1BR units     $235         $597,520       $290,000
                  Retirement       1995                          2 2BR units      $275         RECDS (3)
                  Village
                  Apartments
                  (4)
----------------- ---------------- -------------- -------------- ---------------- ------------ -------------- ------------
----------------- ---------------- -------------- -------------- ---------------- ------------ -------------- ------------
CROSSINGS         The              February       $7,375,000     32 1BR units     $203-501     $6,133,000     $721,000
                  Crossings II     1998                          79 2BR units     $327-674     Michigan
                                                                 3 3BR units      $279-786     State
                                                                                               Housing
                                                                                               Development
                                                                                               Authority
----------------- ---------------- -------------- -------------- ---------------- ------------ -------------- ------------
----------------- ---------------- -------------- -------------- ---------------- ------------ -------------- ------------
EW                Evansville       September      $868,552        4 2BR units     $493         $660,000       $306,000
                  Town Homes       1994                          12 3BR units     $599         WHEDA (5)

----------------- ---------------- -------------- -------------- ---------------- ------------ -------------- ------------
----------------- ---------------- -------------- -------------- ---------------- ------------ -------------- ------------
GARLAND           Garland          September      $898,780       18 2BR units     $270         $702,332       $319,000
                  Street           1994                                                        RECDS (3)
                  Apartments                                     1 3BR unit       Mgr.'s unit
                  (2)
                  ---------------- -------------- -------------- ---------------- ------------ -------------- ------------
----------------- ---------------- -------------- -------------- ---------------- ------------ -------------- ------------
HEREFORD          Hereford         December       $854,000       28 1BR units     $260         $809,750       $355,000
                  Seniors          1995                                                        RECDS (3)
                  Community
                  Apartments
                  (4)
----------------- ---------------- -------------- -------------- ---------------- ------------ -------------- ------------
                  ---------------- -------------- -------------- ---------------- ------------ -------------- ------------
HICKORY           Hickory          December       $920,000       16 1BR units     $185         $598,900       $322,000
                  Lane             1995                           8 2BR units     $233         RECDS (3)
                  Apartments
                  (2)
----------------- ---------------- -------------- -------------- ---------------- ------------ -------------- ------------

----------------- ---------------- -------------- -------------- ---------------- ------------ -------------- ------------
HONEY-            Honeysuckle      December       $1,701,691     24 1BR units     $283         $1,172,600     $622,000
SUCKLE            Court            1995                          24 2BR units     $333         RECDS (3)
                  Apartments
                  (2)
----------------- ---------------- -------------- -------------- ---------------- ------------ -------------- ------------
----------------- ---------------- -------------- -------------- ---------------- ------------ -------------- ------------
KLIMPEL           Klimpel          November       $3,618,242     58 1BR units     $340-445     $1,320,000     $3,360,000
                  Manor            1994                           1 2BR unit      $497         CHFA (6)
                  Apartments
                  (5)                                                                          $625,000
                                                                                               LGP (7)
----------------- ---------------- -------------- -------------- ---------------- ------------ -------------- ------------
----------------- ---------------- -------------- -------------- ---------------- ------------ -------------- ------------
LAMESA            Lamesa           June           $826,426       24 1BR units     $265         $679,000       $302,000
                  Seniors          1994                                                        RECDS (3)
                  Community
                  Apartments
                  (4)
----------------- ---------------- -------------- -------------- ---------------- ------------ -------------- ------------
----------------- ---------------- -------------- -------------- ---------------- ------------ -------------- ------------
LAREDO            Laredo Heights   July           $1,302,003     8 1BR units      $326         $1,009,500     $419,320
                  Apartments (2)   1996                          12 3BR units     $349         RECDS (12)
----------------- ---------------- -------------- -------------- ---------------- ------------ -------------- ------------
----------------- ---------------- -------------- -------------- ---------------- ------------ -------------- ------------
MOUNTAIN-VIEW     Mountain-view    December       $1,206,604     22 1BR units     $292         $1,025,482     $387,000
                  Apartments       1993                           2 2BR units     $340         RECDS (3)
                  (4)
----------------- ---------------- -------------- -------------- ---------------- ------------ -------------- ------------
----------------- ---------------- -------------- -------------- ---------------- ------------ -------------- -------------
PALESTINE         Palestine        June           $1,180,000     40 1BR units     $264         $1,144,600     $446,000
                  Seniors          1995                          2 2BR units      $318         RECDS (3)
                  Community
                  Apartments
                  (4)
----------------- ---------------- -------------- -------------- ---------------- ------------ -------------- -------------
----------------- ---------------- -------------- -------------- ---------------- ------------ -------------- ------------
PECAN             Pecan            July           $1,454,000     32 2BR units     $245         $1,194,732     $464,000
                  Grove            1994                                                        RECDS (3)
                  Apartments
                  (2)
----------------- ---------------- -------------- -------------- ---------------- ------------ -------------- ------------
----------------- ---------------- -------------- -------------- ---------------- ------------ -------------- ------------
PIONEER           Pioneer          October        $3,903,000     78 2BR units     $341-4222    $1,960,000     $4,156,000
                  Street           1995                          32 3BR units     $488         CCRC (8)
                  Apartments                                      2 4BR units     $437-542
----------------- ---------------- -------------- -------------- ---------------- ------------ -------------- ------------
------------------ --------------- -------------- -------------- ---------------- ------------ -------------- ------------
SIDNEY             Sidney          August         $1,134,574     6 2BR units      $326         $450,000       $993,320
                   Apartments I    1996                          12 3BR units     $349         FNBO (13)
------------------ --------------- -------------- -------------- ---------------- ------------ -------------- ------------
------------------ --------------- -------------- -------------- ---------------- ------------ -------------- ------------
SOUTHCOVE          Southcove       July           $3,750,000     20 2BR units     $226-407     $1,051,050     $3,783,000
                   Apartments      1995                          34 3BR units     $249-471     RHCP (9)

                                                                                               $525,000
                                                                                               CCRC (8)
------------------ --------------- -------------- -------------- ---------------- ------------ -------------- ------------
----------------- ---------------- -------------- -------------- ---------------- ------------ -------------- ------------
WALNUT            Walnut Turn      December       $981,000       24 2BR units     $218         $716,000       $347,000
                  Apartments       1995                                                        RECDS (3)
                  (2)

----------------- ---------------- -------------- -------------- ---------------- ------------ -------------- ------------
----------------- ---------------- -------------- -------------- ---------------- ------------ -------------- ------------
WAUKEE-II         Candleridge      December       $736,000       23 1BR units     $285         $694,148       $230,000
(12)              Apartments       1994                                                        RECDS (3)
                  of Waukee II
                  (3)
----------------- ---------------- -------------- -------------- ---------------- ------------ -------------- ------------

(1) Low Income Housing Credits are available over a 10-year period. For the year in which the credit first becomes available with respect to an Apartment Complex, The Partnership will receive only that percentage of the annual credit which corresponds to the number of months during which The Partnership was a limited partner of the Local Limited Partnership, and during which the Apartment Complex was completed and in service. See the discussion under "The Low Income Housing Credit" in the Prospectus.

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


------------------ --------------------------- -------------------- ------------------------------------------ -----------------
                                                                    Sharing Ratio:

                                                                                            Allocations(4)     Approximate
Local              Local                                                                    and Sale or        Partnership's
Limited            General                     Property                                     Refinancing        Capital
Partnership        Partners                    Manager (1)          Cash Flow (2)           Proceeds(5)        Contributions
                                                                                                               (3)
------------------ --------------------------- -------------------- ----------------------- ------------------ -----------------

AUTUMN             Clifford E. Olsen (5)       Management &         Partnership: 10%        99/1               $412,000
                                               Systems              LGP: 90%                51/49
                                               Corporation (7)
------------------ --------------------------- -------------------- ----------------------- ------------------ -----------------
BROKEN BOW         Retro Development, Inc (7)  Retro Management     WNC: 1st $2,500         99/./1             $608,000
                                               Group, Inc.          LGP: 2nd $2,500         25/75
                   Most Worshipful Prince                           The balance:
                   Hall Grand Lodge                                 WNC: 25%
                                                                    LGP: 75%
------------------ --------------------------- -------------------- ----------------------- ------------------ -----------------
CHADWICK           MBG Investment              MBG                  Partnership: 1st        99/1               $378,000
                   Corpora-tion                Management, Inc.     $2,950                  51/49
                                                                    LGP: 2nd $5,980
                   Gordon L.                                        Balance: 99/1
                   Blackwell
------------------ --------------------------- -------------------- ----------------------- ------------------ -----------------
COMANCHE           Max L.                      M-DC Group,          Partnership: 1st $490   99/1               $149,000
                   Rightmer                    Inc. dba Alpha       LGP: 2nd $985           51/49
                                               Management           Balance: 99/1
                                               Co., Inc.
------------------ --------------------------- -------------------- ----------------------- ------------------ -----------------
------------------ --------------------------- -------------------- ----------------------- ------------------ -----------------
CROSSINGS           Raymond T.                  Cato                 Det. Mgmnt Fee          98.99%/.01%/1%    $451,440
                    Cato , Jr.                  Management           Reporting Fee
                                                Ltd.                 Development Fee         30%/70%
                                                                     Operating Loans
                                                                     Incentive Mgmt Fee      40%
------------------ --------------------------- -------------------- ----------------------- ------------------ -----------------
------------------ --------------------------- -------------------- ----------------------- ------------------ -----------------
EW                  Philip C.                   T & C Services       1995-2000:              99/1              $164,000
                    Wallis                                           Partnership: $1,500     50/50
                                                                     Balance to
                    James L.                                         payment of
                    Poehlman                                         development
                                                                     fee, LGP, and
                    Cynthia L.                                       replacement
                    Solfest-                                         reserve.
                    Wallis
                                                                     2001-there-after:
                    Anita B.                                         Partnership: $5,000
                    Poehlman                                         Balance to
                                                                     payment of
                                                                     development
                                                                     fee, LGP, and
                                                                     replacement
                                                                     reserve.
------------------ --------------------------- -------------------- ----------------------- ------------------ -----------------


------------------ --------------------------- -------------------- ----------------------- ------------------ -----------------
GARLAND             Conrad L.                   Sunbelt              99/1                    99/1                 $191,000
                    Beggs                       Property                                     60/40
                                                Managers
                    Audrey D.                   Corp.
                    Beggs

                    Russell J.
                    Altizer

                    Marjorie L.
                    Beggs
------------------ --------------------------- -------------------- ----------------------- ------------------ -----------------
HEREFORD            Winston                    MJS Manage- ment,     50/50                   99/1                 $179,000
                    Sullivan                   Inc.                                          51/49
------------------ --------------------------- -------------------- ----------------------- ------------------ -----------------
HICKORY             Olsen                       Olsen                Partnership: 10%        99/1                 $172,000
                   Securities                   Securities          LGP: 90%                49/51
                   Corporation                  Corporation

------------------ --------------------------- -------------------- ----------------------- ------------------ -----------------
HONEY-              Olsen                       Olsen                Partnership: 10%        99/1                  $333,000
SUCKLE             Securities                   Securities          LGP: 90%                49/51
                   Corporation                  Corporation

------------------ --------------------------- -------------------- ----------------------- ------------------ -----------------
KLIMPEL             Douglas B.                  National             Partnership: 1/3        96/4                $1,774,000
                    Chaffee                     Housing              LGP: 2/3                50/50
                                                Ministries
                    Margaret N.
                    Chaffee
------------------
                   --------------------------- -------------------- ----------------------- ------------------ -----------------
LAMESA              Winston                     MJS                  50/50                   99/1                 $153,000
                    Sullivan                    Management,                                  51/49


                                                Inc.
------------------ --------------------------- -------------------- ----------------------- ------------------ -----------------
LAREDO              Donald W. Sowell            Wilmic Venture,     WNC: 1st $1,053          99/1                $1,133,000
                                                Inc.                LGP: 2nd $2,107          50/50
                                                                    The balance:
                                                                    WNC: 99%
                                                                    LGP: 1%
------------------ --------------------------- -------------------- ----------------------- ------------------ -----------------

------------------
MOUNTAIN-VIEW       John C. Loving              MBG                  Partnership: 1st        99/1                 $195,000
                                                Management,          $850                    51/49
                    Gordon D. Brown, Jr.        Inc.                 LGP: 2nd
                                                                     1,650
                                                                     Balance: 99/1
------------------
                   --------------------------- -------------------- ----------------------- ------------------ -----------------
PALESTINE           Winston                     MJS                  50/50                   99/1                 $225,000
                    Sullivan                    Management,                                  51/49
                                                Inc.
                   --------------------------- -------------------- ----------------------- ------------------ -----------------
------------------
PECAN               Conrad L.                   Sunbelt              99/1                    99/1                 $239,000
                    Beggs                       Property                                     60/40
                                                Managers
                    Audrey D.                   Corp.
                    Beggs

                    Russell J.
                    Altizer
------------------ --------------------------- -------------------- ----------------------- ------------------ -----------------
PIONEER             Philip R.                   The                  1st $4,000:             99/1                $2,222,000
                   Hammond, Jr.                 Management           WNC: $2,000             50/50
                                                Company             LGP: $2,000
                                                                     LGP: the
                   Walter Dwelle                                     balance

------------------ --------------------------- -------------------- ----------------------- ------------------ -----------------
SIDNEY              Retro Development, Inc      Retro Management    WNC: 1st $2,500          99/1                  536,000
                                                Group, Inc.         LGP: 2nd $2,500          25/75
                    Most Worshipful Prince                          The balance:
                    Hall Grand Lodge                                WNC: 25%
                                                                     LGP: 75%
                   --------------------------- -------------------- ----------------------- ------------------ -----------------
------------------
SOUTHCOVE           Philip R.                   Buckingham           1996-1998:              99/1                $2,022,000
                    Hammond, Jr.                Property             WNC & LGP:              51/49
                                                Management           $1,500 each
                    Diane M.                    Company              with balance
                    Hammond                                          to LGP
                                                                     1999-
                                                                     thereafter:
                                                                     WNC & LGP:
                                                                     $2,250 each
                                                                     with balance
                                                                     to LGP
------------------ --------------------------- -------------------- ----------------------- ------------------ -----------------
WALNUT              Olsen                       Olsen                WNC: 10%                99/1                  $185,000
                   Securities                  Securities            LGP: 90%                49/51
                   Corporation                 Corporation
------------------ --------------------------- -------------------- ----------------------- ------------------ -----------------
WAUKEE-II           Eric A.                     Sheldahl             WNC: 1st $100           99/1                 $125,000
                    Sheldahl                    Development          LGP: the                51/49
                                                Corporation          balance
------------------ --------------------------- -------------------- ----------------------- ------------------ -----------------

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

         ITEM 2.  PROPERTIES:


Through its investment in Local Limited Partnerships the Partnership holds interests in Apartment Complexes. See Item 1 for information pertaining to the Apartment Complexes.


Item 3.  Legal Proceedings

NONE.

Item 4.  Submission of Matters to a Vote of Security Holders

NONE.


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Item 5a.
(a) The Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Unit. Units can be assigned only if certain requirements in the Partnerships Agreement of Limited Partnership ("Partnership Agreement") are satisfied.

(b) At December 31, 1997, there were 837 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. The Limited Partners received $113 and $105 federal Low Income Housing Credits per Unit for the years 1997 and 1996, respectively.


Item 6.  Selected Financial Data

OMITTED



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

OMITTED


Item 8.  Financial Statements and Supplementary Data

OMITTED

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         NONE

Item 10.  Directors and Executive Officers of the Registrant


The Partnership has no directors or executive officers of its own. The following biographical information is presented for the directors and executive officers of Associates which has principal responsibility for the Partnership's affairs.

Directors and Executive Officers of WNC & Associates, Inc.

The directors of Associates are Wilfred N. Cooper, Sr., who serves as Chairman of the Board, John B. Lester, Jr., David N. Shafer, Wilfred N. Cooper, Jr. and Kay L. Cooper. Substantially all of the shares of Associates are owned by Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, and John B. Lester, Jr., through the Lester Family Trust.

WILFRED N. COOPER, SR., age 67, has been the principal shareholder and a Director of WNC & ASSOCIATES, INC. since its organization in 1971, of SHELTER RESOURCE CORPORATION since its organization in 1981 and of WNC RESOURCES, INC. from its organization in 1988 through its acquisition by WNC & ASSOCIATES, INC. in 1991, serving as President of those companies until 1992 and as Chief Executive Officer since 1992, and has been a Director of WNC CAPITAL CORPORATION since its organization. He is also a general partner with WNC & ASSOCIATES, INC. in WNC FINANCIAL GROUP, L.P. and WNC TAX CREDIT PARTNERS, L.P. During 1970 and 1971 he was a principal of Creative Equity Development Corporation, a predecessor of WNC & ASSOCIATES, INC., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments. Previously, he had responsibility for new business development including factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director of the Executive Committee of the National Association of Home Builders (NAHB) and a past Chairman of the NAHB's Rural Housing Council, a Director of the National Housing Conference, a Director of the Affordable Housing Tax Credit Coalition, a past President of the California Council of Affordable Housing (CCAH) (formerly Rural Builders Council of California), and a past President of Southern California Chapter II of the Real Estate Syndication and Securities Institute (RESSI) of the National Association of Realtors (NAR). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

JOHN B. LESTER, JR., age 64, has been a shareholder, a Director and Secretary of WNC & ASSOCIATES, INC. since 1986, Executive Vice President from 1986 to 1992, and President and Chief Operating Officer since 1992, and has been a Director of WNC CAPITAL CORPORATION since its organization. He was a shareholder, Executive Vice President, Secretary and a Director of WNC RESOURCES, INC. from 1988 through its acquisition by WNC & ASSOCIATES, INC. in 1991. From 1973 to 1986 he was Chairman of the Board and Vice President or President of E & L Associates, Inc., a provider of engineering and construction services to the oil refinery and petrochemical industries which he co-founded in 1973. Mr. Lester is a former Director of the Los Angeles Chapter of the Associated General Contractors of California. His responsibilities at WNC & ASSOCIATES, INC. include property acquisitions and company operations. Mr. Lester graduated from the University of Southern California in 1956 with a Bachelor of Science degree in Mechanical Engineering.

DAVID N. SHAFER, age 45, has been a Director of WNC & ASSOCIATES, INC. since 1997, a Senior Vice President since 1992, and General Counsel since 1990, and served as Asset Management Director from 1990 to 1992, and has been a Director and Secretary of WNC Management, Inc. since its organization. Previously he was employed as an associate attorney by the law firms of Morinello, Barone, Holden & Nardulli from 1987 until 1990, Frye, Brandt & Lyster from 1986 to 1987 and Simon and Sheridan from 1984 to 1986. Mr. Shafer is a Director and President of CCAH, a member of NAHB's Rural Housing Council, a past President of Southern California Chapter II of RESSI, a past Director of the Council of Affordable and Rural Housing and Development and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

WILFRED N. COOPER, JR., age 35, has been employed by WNC & ASSOCIATES, INC. since 1988 and has been a Director since 1997 Executive Vice President since 1998, and a Senior Vice President since 1992. Mr. Cooper heads the Acquisition Originations department at WNC, has been President of, and a registered principal with, WNC CAPITAL CORPORATION, a member firm of the NASD, since its organization, and has been a Director of WNC Management Inc. since its organization. Previously, he was employed as a government affairs assistant by Honda North America from 1987 to 1988, and as a legal assistant with respect to Federal legislative and regulatory matters by the law firm of Schwartz, Woods and Miller from 1986 to 1987. Mr. Cooper is an alternate director and member of NAHB's Rural Housing Council and serves as Chairman of its Membership Committee. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

THEODORE M. PAUL, age 42, has been Vice President - Finance of WNC & ASSOCIATES, INC. since 1992 and Chief Financial Officer since 1990, and has been a Director and Chief Financial Officer of WNC Management Inc. since its organization. Previously, he was a Vice President and Chief Financial Officer of National Partnership Investments Corp., a sponsor and general partner of syndicated partnerships investing in affordable rental housing qualified for tax credits, from 1986 until 1990, and was employed as an associate by the accounting firms of Laventhol & Horwath, during 1985, and Mann & Pollack Accountants, from 1979 to 1984. Mr. Paul is a member of the California Society of Certified Public Accountants and the American Institute of Certified Public Accountants. His responsibilities at WNC & ASSOCIATES, INC. include supervision of investor partnership accounting and tax reporting matters and monitoring the financial condition of the Local Limited Partnerships in which the Partnership will invest. Mr. Paul graduated from the University of Illinois in 1978 with a Bachelor of Science degree and is a Certified Public Accountant in the State of California.

THOMAS J. RIHA, age 43, has been Vice President - Asset Management of WNC & ASSOCIATES, INC. since 1994, and has been a Director and Chief Executive Officer of WNC Management Inc. since its organization. He has more than 17 years' experience in commercial and multi-family real estate investment and management. Previously, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, from 1988 to 1994, last serving as Vice President - Operations. His responsibilities at WNC & ASSOCIATES, INC. include monitoring the operations and financial performance of, and regulatory compliance by, properties in the WNC portfolio. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant in the State of California and a member of the American Institute of Certified Public Accountants.

SY P. GARBAN, age 52, has 20 years' experience in the real estate securities and syndication industry. He has been associated with WNC & ASSOCIATES, INC., since 1989, serving as National Sales Director through 1992 and as Vice President - National Sales since 1992. Previously, he was employed as Executive Vice President by MRW, Inc., Newport Beach, California from 1980 to 1989, a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

CARL FARRINGTON, age 55, has been associated with WNC & ASSOCIATES, INC. since 1993, and has served as Director - Originations since 1994. Mr. Farrington has more than 12 years' experience in finance and real estate acquisitions. Previously, he served as Acquisitions Director for The Arcand Company from 1991 to 1993, and as Treasurer and Director of Finance and Administrator for Polytron Corporation from 1988 to 1991. Mr. Farrington is a member and Director of the Council of Affordable and Rural Housing and Development. Mr. Farrington graduated from Yale University with a Bachelor of Arts degree in 1966 and from Dartmouth College with a Master of Business Administration in 1970.

DAVID TUREK, age 43, has been Director - Originations of WNC & ASSOCIATES, INC. since 1996. He has 23 years' experience in real estate finance and acquisitions. Previously, from 1995 to 1996 Mr. Turek served as a consultant for a national Low Income Housing Credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of Low Income Housing Credit properties, from 1992 to 1995 he served as Executive Vice President for Levcor, Inc., a multi-family development company, and from 1990 to 1992 he served as Vice President for the Paragon Group where he was responsible for Low Income
Housing Credit development activities. Mr. Turek graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

N. PAUL BUCKLAND, age 36, has been employed by WNC & ASSOCIATES, INC. since 1994 and currently serves as Vice President Acquisitions. He has 11 years' experience in analysis pertaining to the development of multi-family and commercial properties. Previously, from 1986 to 1994 he served on the development team of the Bixby Ranch which constructed more than 700 apartment units and more than one million square feet of "Class A" office space in California and neighboring states, and from 1984 to 1986 he served as a land acquisition coordinator with Lincoln Property Company where he identified and analyzed multi-family developments. Mr. Buckland graduated from California State University, Fullerton in 1992 with a Bachelor of Science degree in Business Finance.

MICHELE M. TAYLOR, age 43, has been employed by WNC & ASSOCIATES, INC. since 1986, serving as a paralegal and office manager, and currently is the Investor Services Director. Previously she was self-employed between 1982 and 1985 in non-financial services activities and from 1978 to 1981 she was employed as a paralegal by a law firm which specialized in real estate limited partnership transactions. Ms. Taylor graduated from the University of California, Irvine in 1976 with a Bachelor of Arts degree.

THERESA I. CHAMPANY, age 40, has been employed by WNC & ASSOCIATES, INC. since 1989 and currently is the Marketing Services Director and a registered principal with WNC CAPITAL CORPORATION. Previously, she was employed as Manager of Marketing Services by August Financial Corporation from 1986 to 1989 and as office manager and Assistant to the Vice President of Real Estate Syndications by McCombs Securities Co., Inc. from 1979 to 1986. Ms. Champany attended Manchester (Conn.) Community College from 1976 to 1978.

KAY L. COOPER, age 61, has been an officer and Director of WNC & ASSOCIATES, INC. since 1971 and of WNC RESOURCES, INC. from 1988 through its acquisition by WNC & ASSOCIATES, INC. in 1991. Mrs. Cooper has also been the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, since 1975. She is the wife of Wilfred N. Cooper, Sr., the mother of Wilfred N. Cooper, Jr. and the sister of John B. Lester, Jr. Mrs. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or Associates for the following fees:

(a) Selection fees in an amount equal to 8% of the gross proceeds of the Partnerships' Offering ("Gross Proceeds"). Through December 31, 1997, approximately $1,059,000 of selection fees had been incurred by the Partnership,

(b) A nonaccountable expense reimbursement in an amount equal to 2% of Gross Proceeds. Through December 31, 1996, approximately $312,000 of nonaccountable expense reimbursement has been incurred the Partnership.

(c) An annual asset management fee in an amount equal to the greater of (i) $2,000 for each Apartment Complex or (ii) 0.275% of gross proceeds. Asset management fees of$42,900 $42,900 and $42,900 were incurred during the years ended December 31, 1997, 1996 and 1995, respectively.

(d) A subordinated disposition fee in an amount equal to 1% of the sale price received in connection with the sale or disposition of an Apartment Complex or interest in a Local Limited Partnership. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the return on investment (as defined in Article I of the Partnership Agreement), which includes Low Income Housing Credits, to the Limited Partners. Through December 31, 1997, no disposition fee had been incurred by the Partnerships.

(e) The General Partner was allocated Low Income Housing Credits of $17,850 and $16,604 for the years ended December 31, 1997 and 1996.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Security Ownership of Certain Beneficial Owners(1)


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

(1)  a)  Security Ownership of Certain Beneficial Owners

The above is only person known to own beneficially in excess of 5% of the outstanding Limited Partnership Interests:

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

         WNC & Associates, Inc. All of the Partnership's affairs are managed by the General Partner, through Associates. The transactions with the General Partner and Associates are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, as discussed in Item 11 and in the notes to the accompanying financial statements.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements:  See Item 8 Omitted

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

10.17- Amended and Restated Agreement of Limited Partnership of Walnut Turn Associates, Ltd. filed as exhibit 10.17 to Form 10-K dated December 31, 1995 is hereby incorporated herein by reference as exhibit 10.17.


 Reports on Form 8-K

No reports of Form 8-K were filed during the fourth quarter ended December 31, 1997.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2

By:  WNC Tax Credit Partners IV, L.P.          General Partner of the Registrant

Date: April 15, 1998

By:  WNC & Associates, Inc.  General Partner of WNC Tax Credit Partners IV, L.P.

Date: April 15, 1998

By:/s/ John B. Lester, Jr
-----------------------------------------------------
John B. Lester, Jr.        President of WNC & Associates, Inc.

Date: April 15, 1998

By: /s/ Theodore M. Paul
-----------------------------------------------------
Theodore M. Paul  Vice-President Finance of WNC & Associates, Inc.

Date: April 15, 1998




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Wilfred N. Cooper, Sr.
-----------------------------------------------------
Wilfred N. Cooper, Sr.     Director and Chairman of the Board
                           WNC & Associates, Inc.

Date: April 15, 1998

By: /s/ John B. Lester, Jr.
-----------------------------------------------------
John B. Lester, Jr.        Director and Secretary of the Board
                           WNC & Associates, Inc.

Date: April 15, 1998

By:   /s/ David N. Shafer
-----------------------------------------------------
David N. Shafer            Director       WNC & Associates, Inc.

Date: April 15, 1998