Form 10-K/A
period 1997-12-31
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 1998-05-27
CIK 913497

FORM 10-K/A
                           AMENDMENT NO 1 TO FORM 10-K

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


Description of Business
-----------------------

The Partnership's principal business is to provide its Limited Partners with Low Income Housing Credits. The Partnership's principal business therefore consists of investing as a limited partner in Local Limited Partnerships each of which will own and operate an apartment complex ("Apartment Complex") which will qualify for the federal Low Income Housing Credit. In general, under Section 42, an owner of a low-income housing project is entitled to receive the Low Income Housing Credit in each year of a ten-year period. The Apartment Complex is subject to a fifteen-year compliance period (the "Compliance Period").

In general, in order to avoid recapture of Low Income Housing Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by a Local Limited Partnership of any Apartment Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Apartment Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the inability of the Partnership to directly cause the sale of Apartment Complexes by the general partners of the respective Local Limited Partnerships ("Local General Partners"), but generally only to require such Local General Partners to use their respective best efforts to find a purchaser for the Apartment Complexes, it is not possible at this time to predict whether the liquidation of substantially all of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's agreement, ("Partnership Agreement") will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell an Apartment Complex, it is anticipated that the Local General Partner will either continue to operate such Apartment Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. In addition, circumstances beyond the control of the General Partner may occur during the Compliance Period which would require the Partnership to approve the disposition of an Apartment Complex prior to the end thereof.

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

As of December 31, 1997, the Partnership had invested in twenty one Local Limited Partnerships. Each of these Local Limited Partnerships owns an Apartment Complex that is or is expected to be eligible for the Low Income Housing Credit. All of the Local Limited Partnerships also benefit from government programs promoting low or moderate income housing. All of the Apartment Complexes have completed construction or rehabilitation as of December 31, 1997 except CROSSINGS which was partially complete.

The following is a schedule of the status as of December 31, 1997, of the Apartment Complexes owned by Local Partnerships in which the Partnership was a limited partner as of December 31, 1997:


                             SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                                    IN WHICH THE PARTNERSHIP HAS AN INVESTMENT
                                              AS OF DECEMBER 31, 1997

                                                 Number                                             Percentage
                                                   of            Units             Units             of Total
NAME & Location                                  Apts.         Completed         Occupied         Units Occupied
---------------                                  -----         ---------         --------         --------------
AUTUMN TRACE                                       58              58               50                 86%
  Silsbee (Hardin Co.) Texas
BROKEN BOW                                         18              18                6                 37%
  Broken Bow (Custer Co.), Nebraska
CHADWICK                                           48              48               47                 98%
  Eden, (Rockingham Co.) N.C.
COMANCHE                                           22              22               21                 95%
  Comanche (Comanche Co.) Texas
CROSSINGS                                         114             104               98                 94%
  Portage, Michigan
E.W.                                               16              16               15                 94%
  Evansville (Rock Co.) Wisconsin
GARLAND                                            18              18               18                 100%
  Malvern (Hot Spring Co.)Arkansas
HEREFORD                                           28              28               25                 89%
  Hereford, (Deaf Smith Co.) Texas
HICKORY LANE                                       23              23               19                 83%
  Newton (Newton Co.) Texas
HONEYSUCKLE                                        47              47               46                 98%
  Vidor (Orange Co.) Texas
KLIMPEL MANOR                                      59              59               59                 100%
  Fullerton (Orange Co.) CA
LA MESA                                            24              24               23                 96%
  Lamesa (Dawson Co.),
Texas
LAREDO HEIGHTS APTS                                48              48               47                 98%
  Navasto, Texas

                             SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                                    IN WHICH THE PARTNERSHIP HAS AN INVESTMENT
                                              AS OF DECEMBER 31, 1997

                                                 Number                                             Percentage
                                                   of            Units             Units             of Total
NAME & Location                                  Apts.         Completed         Occupied         Units Occupied
---------------                                  -----         ---------         --------         --------------
MOUNTAINVIEW                                       24              24               24                 100%
  North Wilkesboro (Wilkes Co.) N.C.
PALESTINE                                          42              42               42                 100%
  Palestine (Anderson Co.) Texas
PECAN                                              32              32               31                 97%
  Forrest City (St. Francis Co.) AR
PIONEER                                           112             112               109                 98%
  Bakersfield (Kern Co.) California
SIDNEY APARTMENTS I                                18              18               15                 83%
   Omaha, Nebraska
SOUTHCOVE                                          54              54               50                 93%
  Orange Cove (Fresno Co.) CA
WALNUT BEND                                        23              23               21                 92%
  Buna (Jasper Co.) Texas
WAUKEE II                                          23              23               23                100%
                                                  ---             ---              ---
  Waukee (Dallas Co.) Iowa
                                                  851             841               789                94%
                                                  ===             ===               ===

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

AUTUMN owns the Autumn Trace Apartments in Silsbee, Texas; CHADWICK own the Chadwick Apartments in Eden, North Carolina; COMANCHE owns the Comanche Retirement Village Apartments in Comanche, Texas; CROSSINGS owns the Crossings II in Portage, Michigan. EW owns the Evansville Town Homes in Evansville, Wisconsin, GARLAND owns the Garland Street Apartments in Malvern, Arkansas; HEREFORD owns the Hereford Seniors Community in Hereford, Texas; HICKORY owns the Hickory Lane Apartments in Newton, Texas; HONEYSUCKLE owns the Honeysuckle Court Apartments in Vidor, Texas; KLIMPEL owns the Klimpel Manor Apartments in Fullerton, California, LAMESA owns the Lamesa Seniors Community in Lamesa, Texas; MOUNTAINVIEW owns the Mountainview Apartments in North Wilkesboro, North Carolina; PALESTINE owns the Palestine Seniors Community in Palestine, Texas; and PECAN owns the Pecan Grove Apartments in Forrest City, Arkansas, PIONEER owns the Pioneer Street Apartments in Bakersfield, California; SOUTHCOVE own the Southcove Apartments in Orange Cove, California, WALNUT owns the Walnut Turn Apartments in Buna, Texas. WAUKEE-II owns the Candleridge of Waukee Apartments II in Waukee, Iowa.

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

----------------- ---------------- -------------- -------------- ---------------- ------------ -------------- ------------
Local             Project Name     Estimated      Estimated      Number of        Basic        Permanent      Local
Limited                            Construction   Development    Apartment Units  Monthly      Mortgage       Limited
Partnership                        Completion     Cost With                       Rents        Loan Amount    Partnership's
                                                  Land                                                        Anticipated
                                                                                                              Tax
                                                                                                              Credits (1)
----------------- ---------------- -------------- -------------- ---------------- ------------ -------------- ------------
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

----------------- ---------------- -------------- -------------- ---------------- ------------ -------------- ------------
Local             Project Name     Estimated      Estimated      Number of        Basic        Permanent      Local
Limited                            Construction   Development    Apartment Units  Monthly      Mortgage       Limited
Partnership                        Completion     Cost With                       Rents        Loan Amount    Partnership's
                                                  Land                                                        Anticipated
                                                                                                              Tax
                                                                                                              Credits (1)
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
------------------ --------------------------- -------------------- ----------------------- ------------------ -----------------
------------------ --------------------------- -------------------- ----------------------- ------------------ -----------------
CROSSINGS           Raymond T.                  Cato                 Det. Mgmnt Fee          98.99%/.01%/1%    $451,000
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
------------------ --------------------------- -------------------- ----------------------- ------------------ -----------------


------------------ --------------------------- -------------------- ------------------------------------------ -----------------
                                                                    Sharing Ratio:

                                                                                            Allocations(4)     Approximate
Local              Local                                                                    and Sale or        Partnership's
Limited            General                     Property                                     Refinancing        Capital
Partnership        Partners                    Manager (1)          Cash Flow (2)           Proceeds(5)        Contributions
                                                                                                               (3)
------------------ --------------------------- -------------------- ----------------------- ------------------ -----------------
------------------ --------------------------- -------------------- ----------------------- ------------------ -----------------
EW                  Philip C.                   T & C Services       1995-2000:              99/1              $164,000
                    Wallis                                           Partnership: $1,500     50/50
                                                                     Balance to
                    James L.                                         payment of
                    Poehlman                                         development
                                                                     fee, LGP, and
                    Cynthia L.                                       replacement
                    Solfest-                                         reserve.
                    Wallis
                                                                     2001-there-after:
                    Anita B.                                         Partnership: $5,000
                    Poehlman                                         Balance to
                                                                     payment of
                                                                     development
                                                                     fee, LGP, and
                                                                     replacement
                                                                     reserve.
------------------ --------------------------- -------------------- ----------------------- ------------------ -----------------
------------------ --------------------------- -------------------- ----------------------- ------------------ -----------------
GARLAND             Conrad L.                   Sunbelt              99/1                    99/1                 $191,000
                    Beggs                       Property                                     60/40
                                                Managers
                    Audrey D.                   Corp.
                    Beggs

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


------------------ --------------------------- -------------------- ------------------------------------------ -----------------
                                                                    Sharing Ratio:

                                                                                            Allocations(4)     Approximate
Local              Local                                                                    and Sale or        Partnership's
Limited            General                     Property                                     Refinancing        Capital
Partnership        Partners                    Manager (1)          Cash Flow (2)           Proceeds(5)        Contributions
                                                                                                               (3)
------------------ --------------------------- -------------------- ----------------------- ------------------ -----------------
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

Item 6.  Selected Financial Data

                                                                                                      July 18, 1994
                                                                                                     (Date Operations
                                                                                                    Commenced) through
                                                        1997         1996              1995          December 31,1994
                                                        ----         --------         --------      ----------------

Revenue                                              $74,570         $161,610          $179,927               $3,475

Partnership operating expenses                     (106,539)        (106,236)         (123,321)             (28,907)

Equity in loss of
Local Partnerships                                 (737,115)        (628,631)         (623,521)            (239,118)
                                                   ---------  -     ---------         --------             --------

Net loss                                          $(769,084)       $(573,257)        $(571,915)           $(264,550)
                                                   ========         ========          ========              =======

Net loss per Limited
Partnership Interest                                $(48.81)         $(36.38)          $(47.90)             $(92.74)
                                                     ======           ======            ======               ======

Total assets                                     $11,499,186      $12,531,645       $14,733,042           $8,435,704
                                                  ==========       ==========        ==========            =========

Net investment in
Local Partnerships                                $9,738,583      $10,096,100        $9,417,744           $6,235,586
                                                   =========       ==========         =========            =========

Capital contributions payable to
Local Partnerships                                  $411,543         $666,716        $2,134,797           $3,276,750
                                                     =======          =======         =========            =========

Accrued fees and expenses due to
affiliates                                            $1,137           $9,339          $146,685             $414,501
                                                       =====            =====           =======              =======


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Liquidity and Capital Resources
-------------------------------

Since inception, the Partnership has received $15,241,000 in cash, net of discount of $359,000, from the sale of Units. Substantially all of the $15,241,000 has been committed to the purchase price and acquisition fees and costs of investments in Local Limited Partnerships, reserves and expenses of the offering. Although not presently the case, the Partnership previously had identified its investments in advance of receipt of sufficient cash capital to fund the investments. As of December 31, 1997, the Partnership had made capital contributions to Local Limited Partnerships in the amount of approximately $10,453,000, and had commitments for additional capital contributions of approximately $411,500.

The Partnership was indebted to the General Partner in the amount of approximately $1,100 and $9,300 at December 31, 1997 and 1996, respectively. The component items of such indebtedness are advances made for acquisition costs, organizational, offering and selling expenses.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $890,500. for the period ended December 31, 1997. This decrease in cash consisted of cash used in investing activities of approximately $935,100 and financing activities of approximately $8,200 offset by cash provided by operating activities of approximately $52,800. Cash used in investing activities consisted of contributions to limited partnerships of approximately $674,900, loans to limited partnerships of approximately $259,500 and acquisition costs paid to the general partner of approximately $8,300 offset by cash distributions from limited partnerships of approximately $7,600. Cash used by financing activities consisted of advances to general partners and affiliates. Cash provided by operating activities consisted of interest income on cash and cash equivalents. Cash used in operating activities consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $2,914,300 for the period ended December 31, 1996. This decrease in cash consisted of cash used in investing activities of approximately $2,837,900 and cash used in financing activities of the Partnership of approximately $137,300, offset by cash provided by operating activities of approximately $60,900. Cash used in investing activities consisted of contributions to limited partnerships of approximately $2,793,700, acquisition costs paid to the general partner of approximately
$25,300 and offering expenses paid to affiliates of the general partner of approximately 22,700, offset by cash distributions from limited partnerships of approximately $3,900. Cash used by financing activities consisted of advances to general partners and affiliates. Cash provided by operating activities consisted of interest income on cash and cash equivalents. Cash used in operating activities consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

 Prior to sale of the Apartment Complexes, it is not expected that any of the Local Limited Partnerships in which the Partnership has invested or will invest will generate cash sufficient to provide distributions to The Partnership of any material amount. Distributions to the Partnership would first by used to meet operating expenses of the Partnership, including the payment of the Asset Management Fee to the General Partner. See Item 11 hereof. As a result, it is not anticipated that the Partnership will provide distributions to the Limited Partners prior to the same of the Apartment Complexes.

The Partnership's investments are not readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Local Limited Partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner. Nevertheless, the General Partner anticipates that capital raised from the sale of the Limited Partnership Interests is sufficient to fund the Partnership's operations.

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

Under the Partnership Agreement the Partnership does not have the ability to assess its partners for additional capital contributions to provide capital if needed by the Partnership or Local Limited Partnerships. Accordingly, if circumstances arise that cause the Local Limited Partnerships to require capital in addition to that contributed by the Partnership and any equity of the local general partners, the only sources from which such capital needs will be able to be satisfied (other than the limited reserves available at the Partnership level) will be (i) third-party debt financing (which may not be available, if, as expected, the apartment complexes owned by the local limited partnerships are already substantially leveraged), (ii) additional equity contributions or advances of the local general partners, (iii) other equity sources (which could adversely affect the Partnership's interest in tax credits, cash flow and/or proceeds of sale or refinancing of the apartment complexes and result in adverse tax consequences to the limited partners), or (iv) the sale or disposition of the apartment complexes (which could have the same adverse effects as discussed in (iii) above). There can be no assurance that funds from any of such sources would be readily available in sufficient amounts to fund the capital requirement of the local limited partnerships in question. If such funds are not available, the Local Limited Partnerships would risk foreclosure on their apartment complexes if they were unable to renegotiate the terms of their first mortgages and any other debt secured by the apartment complexes to the extent the capital requirements of the local limited partnerships relate to such debt.

Results of Operations
---------------------

As of December 31, 1997, the Partnership had acquired in 21 Local Limited Partnership Interests. Each of the 21 Apartment Complexes owned by the 21 Local Limited Partnerships receives Government Assistance and each of them has received a reservation for Low Income Housing Credits. As of December 31, 1996 all 21 of the Apartment Complexes had commenced operations. One Apartment Complex, CROSSINGS, had not completed construction on all of its units and had just started its operations.

As reflected on its Statements of Operations, the Partnership had losses of approximately $769,000, $573,300 and $571,900 for the years ended December 31, 1997, 1996, and 1995, respectively. The component items of revenue and expense are discussed below.

Revenue. Partnership revenues consist of interest earned on cash deposits held in financial institutions (i) as Reserves, or (ii) pending investment in Local Limited Partnerships. Interest revenue in future years will be a function of prevailing interest rates and the amount of cash balances. It is anticipated that the Partnership will maintain cash Reserves in an amount not materially in excess of the minimum amount required by its Partnership agreement, which is 3% of capital contributions.

Expenses. The most significant component of operating expenses is expected to be the Asset Management Fee. The Asset Management Fees is equal to the greater of
(i) $2,000 for each Apartment Complex or (ii) 0.275% of gross proceeds, and will be decreased or increased annually based on changes to the Consumer Price Index. The annual management fee incurred was $42,900, for each year ended December 31, 1997, 1996, and 1995, respectively.

Amortization expense consists of the amortization over a period of 30 years of the Acquisition Fee and other expenses attributable to the acquisition of Local Limited Partnership investments.

Office expense consists of the Partnership's administrative expenses, such as accounting and legal fees, bank charges and investor reporting expenses.

Equity in losses from Limited Partnerships. The Partnership's equity in losses from Limited Partnerships is generally equal to 99% of the aggregate net loss of the Limited Partnerships. After rent-up, the Limited Partnerships are expected to generate losses during each year of operations; this is so because, although rental income is expected to exceed cash operating expenses, depreciation and amortization deductions claimed by the Limited Partnerships are expected to exceed net rental income.

Item 8.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                              FINANCIAL STATEMENTS

              For The Years Ended December 31, 1997, 1996 and 1995

                                      with

                      INDEPENDENT AUDITORS' REPORT THEREON

                          INDEPENDENT AUDITORS' REPORT



To the Partners
WNC Housing Tax Credit Fund IV, L.P., Series 2


We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund IV, L.P., Series 2 (a California Limited Partnership) (the "Partnership") as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit) and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the limited partnerships in which WNC Housing Tax Credit Fund IV, L.P., Series 2 is a limited partner. These investments, as discussed in Note 2 to the financial statements, are accounted for by the equity method. The investments in these limited partnerships represented 85% and 81% of the total assets of WNC Housing Tax Credit Fund IV, L.P., Series 2 at December 31, 1997 and 1996, respectively. Substantially all of the financial statements of the limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for those limited partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund IV, L.P., Series 2 (a California Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.



                                                       /s/CORBIN & WERTZ
                                                       -----------------

                                                         CORBIN & WERTZ

Irvine, California
April 23, 1998

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                           December 31, 1997 and 1996




                                                                                1997                1996
                                                                            --------------      --------------

ASSETS

Cash and cash equivalents                                                 $    1,480,862      $    2,371,389
Investments in limited partnerships (Note 3)                                   9,738,583          10,096,100
Loans receivable (Note 2)                                                        259,496                   -
Due from affiliate (Note 4)                                                       18,636              53,200
Interest receivable                                                                1,609              10,956
                                                                           -------------       -------------

                                                                          $   11,499,186      $   12,531,645
                                                                           =============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Payables to limited partnerships (Note 4)                              $      411,543      $      666,716
   Accrued fees and advances due to General Partner
     and affiliate (Note 4)                                                        1,137               9,339
                                                                           -------------       -------------

         Total liabilities                                                       412,680             676,055
                                                                           -------------       -------------

Partners' equity (deficit):
   General partner                                                               (41,447)            (33,756)
   Limited partners (20,000 units authorized, 15,600
     units outstanding)                                                       11,127,953          11,889,346
                                                                           -------------       -------------

         Total partners' equity                                               11,086,506          11,855,590
                                                                           -------------       -------------

                                                                          $   11,499,186      $   12,531,645
                                                                           =============       =============

                 See accompanying notes to financial statements
                                      FS-2

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

              For The Years Ended December 31, 1997, 1996 and 1995



                                                                  1997              1996                 1995
                                                             --------------    ----------------     ---------------

Interest income                                            $       74,570      $      161,610     $      179,927
                                                            -------------       -------------      -------------

Operating expenses:
   Amortization                                                    40,823              40,109             26,208
   Asset management fees (Note 4)                                  42,900              42,900             42,900
   Interest expense                                                     -               5,350             39,148
   Other                                                           22,816              17,877             15,065
                                                            -------------       -------------      -------------

         Total operating expenses                                 106,539             106,236            123,321
                                                            -------------       -------------      -------------

Income (loss) from operations                                     (31,969)             55,374             56,606

Equity in losses from limited partnerships
  (Note 3)                                                       (737,115)           (628,631)          (628,521)
                                                            -------------       -------------      -------------

Net loss                                                   $     (769,084)     $     (573,257)    $     (571,915)
                                                            =============       =============      =============

Net loss allocated to:
   General partner                                         $       (7,691)     $       (5,733)    $       (5,719)
                                                            =============       =============      =============
   Limited partners                                        $     (761,393)     $     (567,524)    $     (566,196)
                                                            =============       =============      =============

Net loss per weighted limited partner units                $       (48.81)     $      (36.38)     $       (46.90)
                                                            =============       ============       =============

Outstanding weighted limited partner units                         15,600              15,600             12,073
                                                            =============       =============      =============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For The Years Ended December 31, 1997, 1996 and 1995



                                                                General            Limited
                                                                Partner           Partners              Total
                                                             --------------    ----------------     ---------------

Equity (deficit) January 1, 1995                           $       (9,902)     $    4,473,382     $    4,463,480

Capital contributions, net of discount of
 $359,000                                                               -           9,593,000          9,593,000

Offering expenses                                                 (12,175)         (1,205,330)        (1,217,505)

Collection of notes receivable                                          -             184,500            184,500

Net loss                                                           (5,719)           (566,196)          (571,915)
                                                            -------------       -------------      -------------

Equity (deficit) December 31, 1995                                (27,796)         12,479,356         12,451,560

Offering expenses                                                    (227)            (22,486)           (22,713)

Net loss                                                           (5,733)           (567,524)          (573,257)
                                                            -------------       -------------      -------------

Equity (deficit) December 31, 1996                                (33,756)         11,889,346         11,855,590

Net loss                                                           (7,691)           (761,393)          (769,084)
                                                            -------------       -------------      -------------

Equity (deficit) December 31, 1997                         $      (41,447)     $   11,127,953     $   11,086,506
                                                            =============       =============      =============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For The Years Ended December 31, 1997, 1996 and 1995




                                                                  1997              1996                 1995
                                                             --------------    ----------------     ---------------

Cash flows from operating activities:
   Net loss                                                $     (769,084)     $     (573,257)    $     (571,915)
   Adjustments to reconcile net loss to net
    cash provided by operating activities:
       Amortization                                                40,823              40,109             26,208
       Equity in loss of limited partnerships                     737,115             628,631            628,521
       Change in other assets                                       9,347              18,612            (27,440)
       Change in accrued interest payable                               -                   -               (404)
       Change in due from affiliates                               34,564             (53,200)                 -
                                                            -------------       -------------      -------------

Net cash provided by operating activities                          52,765              60,895             54,970
                                                            -------------       -------------      -------------

Cash flows from investing activities:
   Investments in limited partnerships, net                      (674,929)         (2,793,730)        (4,241,376)
   Distributions from limited partnerships                          7,613               3,900                  -
   Loans receivable                                              (259,496)                  -            880,760
   Capitalized acquisition costs and fees                          (8,278)            (25,347)          (737,464)
   Offering expenses                                                    -             (22,713)        (1,217,505)
                                                            -------------       -------------      -------------

Net cash used in investing activities                            (935,090)         (2,837,890)        (5,315,585)
                                                            -------------       -------------      -------------

Cash flows from financing activities:
   Capital contributions                                                -                   -          9,777,500
   Subscriptions receivable collected                                   -                   -            597,100
   Advances due to general partner and affiliates                  (8,202)           (137,346)          (267,816)
   Repayment of loan payable                                            -                   -           (280,569)
                                                            -------------       -------------      -------------

Net cash (used in) provided by financing
 activities                                                        (8,202)           (137,346)         9,826,215
                                                            -------------       -------------      -------------

Net change in cash and cash equivalents                          (890,527)         (2,914,341)         4,565,600

Cash and cash equivalents, beginning of year                    2,371,389           5,285,730            720,130
                                                            -------------       -------------      -------------

Cash and cash equivalents, end of year                     $    1,480,862      $    2,371,389     $    5,285,730
                                                            =============       =============      =============

Continued

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED

              For The Years Ended December 31, 1997, 1996 and 1995




                                                                  1997              1996                 1995
                                                             --------------    ----------------     ---------------

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION -
   Cash paid during the year for:
       Interest                                            $            -      $        5,350     $       39,552
                                                            =============       =============      =============
       Income taxes                                        $          800      $          800     $          800
                                                            =============       =============      =============


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

   During 1997, the Partnership recorded investments and payables to limited partnerships of $225,720.




                See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

              For The Years Ended December 31, 1997, 1996 and 1995




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

The general partner is WNC Tax Credit Partners, IV, L.P. (the "General Partner"), a California limited partnership. WNC & Associates, Inc. is the general partner of the General Partner. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 70% of the outstanding stock of WNC & Associates, Inc. John B. Lester, Jr. is the original limited partner of the Partnership and owns, through the Lester Family Trust, 30% of the outstanding stock of WNC & Associates, Inc.

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

The Partnership's investments in limited partnerships are subject to the risks incident to the management and ownership of multi-family residential real estate, and include the risks that neither the Partnership's investments nor the apartment complexes owned by the limited partnerships will be readily marketable. Additionally there can be no assurance that the Partnership will be able to dispose of its interests in the limited partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the apartment complexes and the Partnership. The apartment complexes could be subject to loss through foreclosure. In addition, each limited partnership is subject to risks relating to environmental hazards which might be uninsurable. Because the Partnership's ability to control its operations will depend on these and other factors beyond the control of the General Partner and the general partners of the limited partnerships, there can be no assurance that Partnership operations will be profitable or that the anticipated housing tax credits will be available to limited partners.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1997, 1996 and 1995



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Method of Accounting For Investments in Limited Partnerships
------------------------------------------------------------

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the limited partnership's results of operations and for any distributions received. The accounting policies of the limited partnership are consistent with the Partnership. Costs incurred by the Partnership in acquiring the investments in limited partnerships are capitalized as part of the investment and amortized over 30 years (see Note 4).

Losses from limited partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero.

Offering Expenses
-----------------

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital. Through December 31, 1997 and 1996, the Partnership incurred offering expenses and selling expenses of $975,333 and $1,000,455, respectively.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Cash and Cash Equivalents
-------------------------

The partnership considers all investments with maturities of three months or less when purchased to be cash equivalents. Cash equivalents totaled $893,070 at December 31, 1997 and represented investments in U.S. Treasury bills.

Concentration of Credit Risk
----------------------------

As of December 31, 1997, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1997, 1996 and 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Net Loss Per Limited Partner Unit
---------------------------------

Net loss per limited partner unit is computed by dividing the limited partners' share of net loss by the weighted number of limited partner units outstanding during the period.

NOTE 2 - LOANS RECEIVABLE
-------------------------

Loans receivable represent amounts loaned by the Partnership to certain limited partnerships in which the Partnership may invest. Loans receivable consisted of one loan with a balance of $259,496 as of December 31, 1997 which is collectible from a limited partnership in which an interest to be acquired in 1998 is being negotiated (see Note 6).

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of December 31, 1997, the Partnership had acquired limited partnership interests in twenty-one limited partnerships each of which owns one apartment complex consisting of an aggregate of 851 apartment units. As of December 31, 1997, construction or rehabilitation of all but one of the apartment complexes had been completed. The respective general partners of the limited partnerships manage the day to day operations of the limited partnerships. Significant limited partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is entitled to 96% to 99%, as specified in the partnership agreements, of the operating profits and losses of the limited partnerships upon its acquisition of its limited partnership interests.

The Partnership's investments in limited partnerships as shown in the accompanying balance sheets as of December 31, 1997 and 1996 are approximately $1,555,000 and $1,446,000 greater than the Partnership's equity as shown in the limited partnerships' financial statements. This difference is primarily due to acquisition costs related to the acquisition of the investments that have been capitalized in the Partnership's investment account and are being amortized over 30 years and certain capital contributions accrued but not paid (see Note 4).

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1997, 1996 and 1995


NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Following is a summary of the equity method activity of the investments in limited partnerships for the years ended December 31:

                                                                                1997                1996
                                                                            --------------      --------------

Investments, beginning of year                                            $   10,096,100      $    9,417,744
Capital contributions to limited partnerships, net                               194,036           1,325,649
Capital contributions to be paid                                                 225,720                   -
Capitalized acquisition fees and costs                                             8,278              25,347
Distributions                                                                     (7,613)             (3,900)
Equity in losses of limited partnerships                                        (737,115)           (628,631)
Amortization of acquisition fees and costs                                       (40,823)            (40,109)
                                                                           -------------       -------------

                                                                          $    9,738,583      $   10,096,100
                                                                           =============       =============

The financial information from the individual financial statements of the limited partnerships include rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted in interest expense. Approximate combined condensed financial information from the individual financial statements of the limited partnerships as of December 31 and for the years then ended is as follows:

                        COMBINED CONDENSED BALANCE SHEETS

                                                                                1997                1996
                                                                            --------------      --------------
ASSETS

Cash (including restricted cash of $850,000 and $685,000 as
   of December 31, 1997 and 1996, respectively)                           $    1,215,000      $    1,120,000
Land                                                                           1,565,000           1,333,000
Construction in progress                                                               -             121,000
Buildings, net of accumulated amortization of $3,095,000
   and $1,961,000 as of December 31, 1997 and 1996,
   respectively                                                               34,598,000          28,154,000
Due from affiliates                                                              669,000             891,000
Other assets                                                                     273,000             254,000
                                                                           -------------       -------------

                                                                          $   38,320,000      $   31,873,000
                                                                           =============       =============

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1997, 1996 and 1995


NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued


                  COMBINED CONDENSED BALANCE SHEETS - CONTINUED

                                                                                1997                1996
                                                                            --------------      --------------
LIABILITIES AND PARTNERS' EQUITY

Liabilities:
   Construction and mortgage loans payable                                $   26,605,000      $   20,699,000
   Due to related parties                                                      1,307,000           1,090,000
   Other liabilities                                                             754,000             458,000
                                                                           -------------       -------------
         Total liabilities                                                    28,666,000          22,247,000
                                                                           -------------       -------------

Partners' equity:
   WNC Housing Tax Credit Fund IV, L.P., Series 2                              8,184,000           8,650,000
   Other partners                                                              1,470,000             976,000
                                                                           -------------       -------------
         Total partners' equity                                                9,654,000           9,626,000
                                                                           -------------       -------------

                                                                          $   38,320,000      $   31,873,000
                                                                           =============       =============

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                  1997              1996                 1995
                                                             --------------    ----------------     ---------------

Total revenue                                              $    3,535,000      $    3,057,000     $    1,762,000
                                                            -------------       -------------      -------------

Expenses:
   Operating expenses                                           1,909,000           1,518,000            943,000
   Interest expense                                             1,245,000           1,137,000            778,000
   Depreciation                                                 1,134,000           1,040,000            683,000
                                                            -------------       -------------      -------------

         Total expenses                                         4,288,000           3,695,000          2,404,000
                                                            -------------       -------------      -------------

Net loss                                                   $     (753,000)     $     (638,000)    $     (642,000)
                                                            =============       =============      =============

Net loss allocable to Partnership                          $     (737,000)     $     (629,000)    $     (629,000)
                                                            =============       =============      =============

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

              WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1997, 1996 and 1995


NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership is obligated to the General Partner or its affiliates for the following items:

         Acquisition fees of up to 8% of the gross proceeds from the sale of Partnership units as compensation for services rendered in connection with the acquisition of limited partnerships. Through December 31, 1997, the Partnership incurred acquisition fees of $1,058,950. Accumulated amortization amounted to $96,331 and $61,031 as of December 31, 1997 and 1996, respectively.

         Reimbursement of costs represent amounts incurred by an affiliate of the General Partner in connection with the acquisition of limited partnerships. These reimbursements will not exceed 1.2% of the gross proceeds. As of December 31, 1997 and 1996, the Partnership incurred acquisition costs of $168,638 and $160,360, respectively, which have been included in limited partnership investment. Accumulated amortization was $12,447 and $6,924 for 1997 and 1996, respectively.

         An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus its allocable percentage of the mortgage debt encumbering the apartment complexes) of the limited partnerships. The Partnership incurred asset management fees of $42,900 for each of the years ended December 31, 1997, 1996 and 1995. During 1997 and 1996, the Partnership paid $6,000 and $155,000, respectively, of such fees to the General Partner.

         A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if services are rendered in the sales effort.

Accrued fees and advances due the General Partner and affiliate consist of advances made for acquisition costs, organizational, offering and selling expenses

Payables to limited partnerships represent amounts which are due at various times based on conditions specified in the limited partnership agreements. These contributions are non-interest bearing, are payable in installments and are due upon the limited partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment).

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1997, 1996 and 1995


NOTE 5 - INCOME TAXES
---------------------

No provision for income taxes has been recorded in the accompanying financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

NOTE 6 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

The Partnership is negotiating to acquire an interest in one limited partnership which would commit the Partnership to capital contributions of approximately $1,255,000, of which $259,496 has been advanced as of December 31, 1997 and has been reflected in loans receivable in the accompanying balance sheet (see Note
2).

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


Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or Associates for the following fees:

(a) Selection fees in an amount equal to 8% of the gross proceeds of the Partnerships' Offering ("Gross Proceeds"). Through December 31, 1997, the aggregate amount of acquisition fees of approximately $1,059,000 have been paid to the General Partner or its affiliates.

(b) Organizationa and Offering Expenses. The Partnership paid the General Partner or its affiliates as of December 31, 1997 $1,975,788, consisting of commissions and other fees and expenses of the Partnership's offering of Units of $1,000,455 and $975,333, respectively. Of the total paid to the General Partner or its affiliates, the amount of $1,663,788 was paid (reallowed) to unaffiliated persons and a nonaccountable expense reimbursement in an amount equal to 2% of Gross Proceeds, approximately $312,000, was retained by the General Partner or its affiliates. Through December 31, 1996, approximately $312,000 of nonaccountable expense reimbursement have been paid to the General Partner or its affiliates.

(c) Acquisition expenses. The Partnership reimbursed the General Parner or its affiliates as December 31, 1997 $168,638 for acquisition expenses expended by such persons on behalf of the Partnership. Of the total paid to the General Partner or its affiliates, all of the amount of $168,638 was paid (reallowed to unaffiliated persons. Reimbursement of acquisition costs incurred are not to exceed 1.2% of capital contributions.

(d) An annual asset management fee in an amount equal to the greater of (i) $2,000 for each Apartment Complex or (ii) 0.275% of gross proceeds. Asset management fees of $42,900 were incurred during each of the years ended December 31, 1997, 1996 and 1995, respectively. The Partnership paid the General Partner or its affiliates $6,000 and $155,000 of those fees in 1997 and 1996, respectively. No fees were paid in 1995.

(e) A subordinated disposition fee in an amount equal to 1% of the sale price received in connection with the sale or disposition of an Apartment Complex or interest in a Local Limited Partnership. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the return on investment (as defined in Article I of the Partnership Agreement), which includes Low Income Housing Credits, to the Limited Partners. Through December 31, 1997, no disposition fee had been incurred by the Partnerships.

(f) The General Partner was allocated Low Income Housing Credits of $17,850 and $16,604 for the years ended December 31, 1997 and 1996.

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

Balance sheet as of December 31, 1997 and 1996

Statements of Operations for the years ended December 31, 1997, 1996, and 1995

Statements of Partners' Equity (Deficit) for the years ended December 31, 1997, 1996, and 1995

Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995

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

Date: May 20, 1998

By:  WNC & Associates, Inc.                   General Partner of
                                              WNC Tax Credit Partners IV, L.P.

Date: May 20, 1998

By:/s/ John B. Lester, Jr
-----------------------------------------------------
John B. Lester, Jr.        President of WNC & Associates, Inc.

Date: May 20, 1998


By: /s/ Theodore M. Paul
-----------------------------------------------------
Theodore M. Paul           Vice-President Finance of WNC & Associates, Inc.

Date: May 20, 1998




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

Date: May 20, 1998


By: /s/ John B. Lester, Jr.
-----------------------------------------------------
John B. Lester, Jr.        Director and Secretary of the Board
                           WNC & Associates, Inc.

Date: May 20, 1998


By:   /s/ David N. Shafer
-----------------------------------------------------
David N. Shafer            Director
                           WNC & Associates, Inc.

Date: May 20, 1998