Form 10-Q
period 1998-03-31
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 1998-06-02
CIK 913497

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED March 31, 1998



PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

      Balance Sheets, March 31, 1998 and December 31, 1997.....................3

      Statement of Operations
               For the three months ended March 31, 1998 and 1997..............4

      Statement of Partners' Equity
               For the three months ended March 31, 1998 and 1997..............5

      Statement of Cash Flows
               For the three months ended March 31, 1998 and 1997..............6

      Notes to Financial Statements............................................8

  Item 2.  Management's Discussion and Analysis of
           Financial  Condition and Results of Operations.....................13

  Item 3.  Quantitative and Qualitative Disclosures Above Market Risks........16


PART II. OTHER INFORMATION

  Item 1   Legal Proceedings..................................................16

  Item 6.  Exhibits and Reports on Form 8.....................................16

  Signatures  ................................................................17

                 WNC HOUSING TAX CREDIT FUND IV, L.P. - SERIES 2
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                      March 31, 1998 and December 31, 1997

                                                  1998                    1997
                                                  ----                    ----

                                     ASSETS


Cash and cash equivalents                   $    1,383,197       $    1,480,862
Investment in limited
  partnerships - Note 2                          9,510,560            9,738,583
Loans receivable                                   259,496              259,496
Due from affiliate Note 3                            7,911               18,636
Other assets                                        10,885                1,609
                                                ----------           ----------

                                            $   11,172,049       $   11,499,186
                                               ===========           ==========


                                  LIABILITIES AND PARTNERS' EQUITY
Liabilities:


Accrued fees and expenses due to general
    partner and affiliates - Note 3         $        3,195       $        1,137

Payable to limited partnerships -Note 4            275,392              411,543
                                                  --------              -------
                                                   278,587              412,680
                                                  --------              -------
Partners' equity (deficit):
 General partner                                   (43,377)             (41,447)
 Limited partners (20,000 units
  authorized, 15,600 units issued
  and outstanding)                              10,936,839           11,127,953
                                               -----------           ----------
Total partners' equity                          10,893,462           11,086,506
                                                ----------           ----------
                                           $    11,172,049       $   11,499,186
                                                ===========          ==========





                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                    WNC HOUSING TAX CREDIT FUND IV, L.P. - SERIES 2
                           (A California Limited Partnership)

                                STATEMENT OF OPERATIONS
                   For the Three Months Ended March 31, 1998 and 1997


                                                1998                    1997
                                                ----                    ----

Interest income                           $       21,520         $       24,514
                                                 -------                -------

Operating expenses:
Amortization                                      10,230                 10,160
Asset management fees - Note 3                    10,725                 10,725
Legal and accounting                               1,512                  1,700
Other                                                545                  1,275
                                                  ------                  -----

Total operating expenses                          23,012                 23,860
                                                 -------                 ------

Income from operations                            (1,492)                   654

Equity in loss from
 limited partnerships                           (191,552)              (187,500)
                                                --------               --------

Net loss                                  $     (193,044)         $    (186,846)
                                               =========              =========

Net loss allocated to:
  General partner                         $       (1,930)         $      (1,868)
                                                 =======                =======

  Limited partners                        $     (191,114)         $    (184,978)
                                                =========             =========

Net loss per 15,600 units outstanding
March 31, 1998 and 1997                   $          (12)         $         (12)
                                                ========                   ====




                                       UNAUDITED
                     See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P. - SERIES 2
                       (A California Limited Partnership)
                          STATEMENT OF PARTNERS' EQUITY

               For the Three Months Ended March 31, 1998 and 1997


For the Three Months Ended March 31, 1998
                                                        General              Limited
                                                        Partner              Partner                  Total
                                                        -------              -------                  -----

Equity (deficit), December 31, 1997             $      (41,447)    $      11,127,953    $        11,086,506

Net loss for the three months ended
March 31, 1998                                          (1,930)             (191,114)              (193,044)
                                                      --------             ---------             ----------

Equity (deficit), March 31, 1998                $      (43,377)    $      10,936,839    $        10,893,462
                                                      ========           ===========             ==========





For the Three Months Ended March 31, 1997
                                                        General              Limited
                                                        Partner              Partner                  Total
                                                        -------              -------                  -----

Equity (deficit), December 31, 1996             $      (33,756)    $      11,889,346    $        11,855,590


Net loss for the three months ended
March 31, 1997                                          (1,868)             (184,978)              (186,846)
                                                       --------            ---------             ----------

Equity (deficit), March 31, 1997                $      (35,624)    $      11,704,368    $        11,668,744
                                                      ========            ==========             ==========





                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P. - SERIES 2
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS
               For the Three Months Ended March 31, 1998 and 1997

                                                       1998               1997
                                                       ----               ----
Cash flows provided by operating activities:
  Net loss                                         $    (193,044)    $ (186,846)
    Adjustments to reconcile net loss to net
       cash provided by operating activities:
        Equity in loss of limited partnerships           191,552        187,500
        Amortization                                      10,230         10,160
        Asset management fee                              10,725         10,725
        Change in other assets                            (9,276)         1,578
        Accrued fees and expense due to
         general partner and affiliates                    2,058          3,501
                                                          ------         ------
     Net cash provided by operating activities            12,245         26,618
                                                         -------         ------

Cash flows used in investing activities:
   Investments in limited partnerships                  (112,860)      (427,709)
   Acquisition costs and fees
                                                               -           (526)
   Distribution from limited partnerships                  2,950          5,163
                                                        --------        -------
  Net cash flows used by investing activities:          (109,910)      (423,072)
                                                        ---------      --------



Net decrease in cash and cash equivalents                (97,665)      (396,454)
Cash and cash equivalents, beginning of period         1,480,862      2,371,389
                                                       ---------      ---------
Cash and cash equivalent, end of period             $  1,383,197    $ 1,974,935
                                                       =========      =========

(Continued)

                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                       STATEMENT OF CASH FLOWS - CONTINUED

               For the Three months ended March 31, 1998 and 1997



Supplemental disclosure of noncash financing and investing activity:

During the three months ended March 31, 1998, the Partnership's Payables to Limited Partnerships (in connection with its investments in limited partnerships) decreased by $23,291 due to various price adjuster provisions in the respective limited partnership agreements.


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

General
-------
The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the audited financial statements and related notes thereto contained in the Partnership's financial statements for the period ended December 31, 1997 (audited).

In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998 and the results of operations and changes in cash flows for the three months ended March 31, 1998 and 1997.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED



NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS
-------------------------------------------

As of March 31, 1998 the Partnership had acquired limited partnership interests in twenty one limited partnerships each of which owns one Apartment Complex. As of March 31, 1998, construction or rehabilitation of all of the Apartment Complexes had been completed.

As of March 31, 1997 the Partnership had acquired limited partnership interests in twenty limited partnerships each of which owns one Apartment Complex. As of March 31, 1997, construction or rehabilitation of nineteen of the Apartment Complexes had been completed and one was undergoing construction or rehabilitation.

The Partnership, as a limited partner, is entitled to 95% to 99%, as specified in the partnership agreements, of the operating profits and losses of the limited partnerships upon the acquisition of its limited partnership interest. Following is a summary of the components of investment in limited partnerships as of March 31, 1998 and December 31, 1997:

                                                      1998               1997
                                                      ----               ----

   Investment balance, beginning of period    $     9,738,583      $ 10,096,100
    Capital contributions to limited
   partnerships, net                                  (23,291)          194,036
   Capital contributions to be paid                                     225,720
   Capitalized acquisition fees and costs                   -             8,278
   Equity in loss of limited partnerships            (191,552)         (737,115)
   Distributions                                       (2,950)           (7,613)
   Amortization of capitalized
     acquisition costs                                (10,230)          (40,823)
                                                    ---------          --------
   Investment balance,
     end of period                            $     9,510,560     $   9,738,583
                                                    =========      ============


Selected financial information from the financial statements of the limited partnerships with operations for the three months ended March 31, 1998 and 1997 is as follows (rounded to the nearest thousand):

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED


NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)
-------------------------------------------------------

                                             1997                1997
                                             ----                ----

           Total revenue              $     1,004,000       $      731,000
                                            ----------             -------

           Interest expense                    351,000              293,000
           Depreciation                        334,000              261,000
           Operating expenses                  512,000              366,000
                                              --------              -------
           Total expenses                    1,197,000              920,000
                                             ---------              -------

           Net loss                   $       (193,000)     $      (189,000)
                                             =========             ========
           Net loss allocable to the
             Partnership              $       (191,552)     $      (187,000)
                                             =========             ========

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for the following items:

         Acquisition fees of up to 8% of the gross proceeds from the sale of Partnership units. During the three months ended March 31, 1997 the Partnership incurred acquisition fees of $884. No acquisition fees were incurred during the three months ended March 31, 1998.

         An annual asset management fee equal to the greater amount of (i) $2,000 for each Apartment Complex, or (ii) 0.275% of Gross Proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2 % of the invested assets (defined as the Partnership's capital contributions to the limited partnerships plus its allocable percentage of the permanent financing) of the limited partnerships which are subsidized under one or more Federal, state or local government programs. The Partnership incurred management fees of $10,725 for each three month period ended March 31, 1998 and 1997.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)
-----------------------------------------------

         Reimbursement for organizational, offering and selling expenses advanced by an affiliate of the General Partner on behalf of the Partnership. These reimbursements plus all other organizational and offering expenses inclusive of sales commissions will not exceed 15% of the gross proceeds. The Partnership incurred no offering costs during the three months ended March 31, 1998 and 1997.

         A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Agreement of Limited Partnership) and is payable only if services are rendered in the sales effort.

Advances and fees payable due to general partner of $3,195 and $1,137 at March 31, 1998 and December 31, 1997, consisted of advances made for operating costs.


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

NOTE 6 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

The Partnership is negotiating to acquire an interest in one limited partnership which would commit the Partnership to a capital contribution of approximately $1,255,000, of which $259,496 had been advanced as of March 31, 1998 and December 31, 1997. The amount advanced has been presented as loans receivable in the accompanying balance sheet.
                                       12

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

The Partnership's offering of units terminated on July 26, 1996

 Liquidity and Capital Resources
 -------------------------------

 Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $97,700 for the three months ended March 31, 1998. This decrease in cash consists of cash used by investing of approximately $110,000 and cash provided by operating activities of approximately $12,000. Cash was used by the investing activities of the Partnership during such period consisted primarily of capital contributions to Limited Partnerships of approximately $113,000 offset by cash provided by distributions from limited partnerships of approximately $3,000. Cash provided from operations consisted primarily of interest received on cash deposits, and cash used in operations consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $396,500 for the three months ended March 31, 1997. This decrease in cash consists of cash used by investing and cash provided by investing and operating activities. Cash was used by the investing activities of the Partnership during such period in the aggregate amount of approximately $423,000, which consisted primarily of capital contributions to Limited Partnerships of approximately $428,000, offset by distributions from the local limited partnerships of approximately $5,000. Cash provided from operations consisted primarily of interest received on cash deposits, and cash used in operations consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below. . As of March 31, 1998 and December 31, 1997 the Partnership was indebted to WNC & Associates, Inc. in the amount of approximately $3,000 and $1,000, respectively. and consisted entirely of advances for operating expenses.

As of March 31, 1998, the Partnership has received and accepted subscriptions funds in the amount of $15,600,000.

As of March 31, 1998 and December 31, 1997, the Partnership had made capital contributions to Limited Partnerships in the amount of approximately $10,566,000 and $10,453,000, respectively, and had commitments for additional capital contributions of approximately $275,000 and $412,000, respectively.

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

Results of Operations
---------------------

As of December 31, 1997 and March 31, 1998 the Partnership had acquired 21 Limited Partnership Interests. Each of the 21 Limited Partnerships receives or is expected to receive government assistance and each of them has received a reservation for Housing Tax Credits. As of December 31, 1997 and March 31, 1998, all of the Apartment Complexes in the Partnership had commenced operations.

As reflected on its Statements of Operations, the Partnership had a loss of approximately $193,000 for the three months ended March 31, 1998. The component items of revenue and expense are discussed below.

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

Equity in Losses from Limited Partnership. The Partnership's equity in losses from Limited Partnerships is equal to 96% to 99% of the aggregate net losses of each Limited Partnership incurred after admission of the Partnership as a limited partner thereof.

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


Item 3. Quantitative and Qualitative Disclosures Above Market Risks

NONE.


Part II.  Other Information

Item 1.  Legal Proceedings

NONE.

Item 6.  Exhibits and Reports on Form 8-K

1.  None.


No reports on Form 8-K were filed during the quarter ended March 31, 1998.

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

Date: June 1, 1998

By:   /s/ Theodore M. Paul
-----------------------------------------------------
Theodore M. Paul  Vice President - Finance

Date: June 1, 1998