Form 10-Q
period 1998-06-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 1998-08-13
CIK 913497

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED June 30, 1998



PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

  Balance Sheets, June 30, 1998 and December 31, 1997........................3

  Statement of Operations
    For the three months and six months ended June 30, 1998 and 1997.........4

  Statement of Partners' Equity
    For the six months ended June 30, 1998 and 1997..........................5

  Statement of Cash Flows
    For the six months ended June 30, 1998 and 1997..........................6

  Notes to Financial Statements..............................................8

 Item 2.  Management's Discussion and Analysis of
  Financial  Condition and Results of Operations............................13

 Item 3.  Quantitative and Qualitative Disclosures Above Market Risks.......16


PART II. OTHER INFORMATION

 Item 1   Legal Proceedings.................................................16

 Item 6.  Exhibits and Reports on Form 8....................................16

 Signatures        .........................................................17

                 WNC HOUSING TAX CREDIT FUND IV, L.P. - SERIES 2
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                       June 30, 1998 and December 31, 1997

                                             1998                    1997
                                             ----                    ----

                                     ASSETS

Cash and cash equivalents         $      1,332,438       $       1,480,862
Investment in limited
  partnerships - Note 2                  9,338,032               9,738,583
Loans receivable                           259,496                 259,496
Due from affiliate Note 3                    2,336                  18,636
Other assets                                 6,346                   1,609
                                        ----------              ----------
                                  $     10,938,648       $      11,499,186
                                        ==========              ==========


                        LIABILITIES AND PARTNERS' EQUITY
Liabilities:
Accrued fees and expenses due to
 general partner and affiliates
 - Note 3                         $          7,122       $           1,137
Payable to limited partnerships
  -Note 4                                  225,392                 411,543
                                        ----------              ----------
                                           232,514                 412,680
                                        ----------              ----------
Partners' equity (deficit):
 General partner                           (45,251)                (41,447)
 Limited partners (20,000 units
  authorized, 15,600 units issued
  and outstanding)                      10,751,385              11,127,953
                                        ----------              ----------
Total partners' equity                  10,706,134              11,086,506
                                        ----------              ----------
                                  $     10,938,648       $      11,499,186
                                        ==========              ==========





                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P. - SERIES 2
                       (A California Limited Partnership)

                             STATEMENT OF OPERATIONS
        For the Three Months and Six Months Ended June 30, 1998 and 1997

                                    1998                          1997
                                    ----                          ----
                             Three           Six          Three          Six
                             Months         Months        Months        Months

Interest income          $    8,626   $    30,146   $    18,975   $    43,489
                          ---------     ---------     ---------     ---------
Operating expenses:
Amortization                 10,230        20,460        10,203        20,363
Asset management fees
- Note 4                     10,725        21,450        10,725        21,450
Legal and accounting          7,000         8,512         5,063         6,763
Other                         6,551         7,096         7,907         9,182
                          ---------     ---------     ---------     ---------

Total operating expenses     34,506        57,518        33,898        57,758
                          ---------     ---------     ---------     ---------

Income from operations      (25,880)      (27,372)      (14,923)      (14,269)

Equity in loss from
 limited partnerships      (161,448)     (353,000)     (237,700)     (425,200)
                          ---------     ---------     ---------     ---------
Net loss                $  (187,328)  $  (380,372)  $  (252,623)  $  (439,469)
                          =========     =========     =========     =========

Net loss allocated to:
  General partner       $    (1,873)  $    (3,804)  $    (2,526)  $    (4,395)
                          =========     =========     =========     =========


  Limited partners      $  (185,455)  $  (376,568)  $  (250,097)  $  (435,074)
                          =========     =========     =========     =========

Net loss per 15,600
  units outstanding
  June 30, 1998 and
  1997                  $       (12)  $       (24)  $       (16)  $       (28)
                          =========     =========     =========     =========


                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P. - SERIES 2
                       (A California Limited Partnership)
                          STATEMENT OF PARTNERS' EQUITY

                 For the Six Months Ended June 30, 1998 and 1997


For the Six Months Ended June 30, 1998

                                         General        Limited
                                         Partner        Partner        Total

Equity (deficit), December 31, 1997  $   (41,447)  $  11,127,953  $  11,086,506

Net loss for the six months ended
  June 30, 1998                           (3,804)       (376,568)      (380,372)
                                        --------      ----------     ----------

Equity (deficit), June 30, 1998      $   (45,251)  $  10,751,385  $  10,706,134
                                        ========      ==========     ==========





For the Six Months Ended June 30, 1997
                                         General        Limited
                                         Partner        Partner        Total

Equity (deficit), December 31, 1996  $   (33,756)  $  11,889,346  $  11,855,590


Net loss for the six months ended
June 30, 1997                             (4,395)       (435,074)      (439,469)
                                        --------      ----------     ----------
Equity (deficit), June 30, 1997      $   (38,151)  $  11,454,272  $  11,416,121
                                        ========      ==========     ==========




                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P. - SERIES 2
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS
                For the Six Months Ended June 30, 1998 and 1997

                                                       1997            1997
                                                       ----            ----
Cash flows provided by operating activities:
 Net loss                                       $   (380,372)   $    (439,469)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Equity in loss of limited partnerships            353,000          425,200
   Amortization                                       20,460           20,363
   Asset management fee                               21,450           21,450
   Change in other assets                             (4,737)           4,816
   Accrued fees and expense due
    to general partner and affiliates                    835             (319)
                                                   ---------        ---------
 Net cash provided by operating activities            10,636           32,041
                                                   ---------        ---------

Cash flows used in investing activities:
   Investments in limited partnerships              (162,860)        (427,709)
   Acquisition costs and fees                              -           (8,278)
   Distribution from limited partnerships              3,800            6,113
                                                   ---------        ---------
  Net cash flows used by investing activities:      (159,060)        (429,874)
                                                   ---------        ---------



Net decrease in cash and cash equivalents           (148,424)        (397,833)
Cash and cash equivalents, beginning of period     1,480,862        2,371,389
                                                   ---------        ---------
Cash and cash equivalent, end of period        $   1,332,438     $  1,973,556
                                                   =========        =========

(Continued)

                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                       STATEMENT OF CASH FLOWS - CONTINUED

                 For the Six months ended June 30, 1998 and 1997



Supplemental disclosure of noncash financing and investing activity:

During the six months ended June 30, 1998, the Partnership's Payables to Limited Partnerships (in connection with its investments in limited partnerships) decreased by $23,291 due to various price adjuster provisions in the respective limited partnership agreements.


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

In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998 and the results of operations and changes in cash flows for the six months ended June 30, 1998 and 1997.

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

Organization Costs
------------------
Organization costs are being amortized on the straight-line method over 60 months.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED



NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS
-------------------------------------------

As of June 30, 1998 the Partnership had acquired limited partnership interests in twenty one limited partnerships each of which owns one Apartment Complex. As of June 30, 1998, construction or rehabilitation of all of the Apartment Complexes had been completed.

As of June 30, 1997 the Partnership had acquired limited partnership interests in twenty limited partnerships each of which owns one Apartment Complex. As of June 30, 1997, construction or rehabilitation of nineteen of the Apartment Complexes had been completed and one was undergoing construction or rehabilitation.

The Partnership, as a limited partner, is entitled to 95% to 99%, as specified in the partnership agreements, of the operating profits and losses of the limited partnerships upon the acquisition of its limited partnership interest. Following is a summary of the components of investment in limited partnerships as of June 30, 1998 and December 31, 1997:

                                                    1998             1997
                                                    ----             ----

 Investment balance, beginning of period     $   9,738,583    $   10,096,100
 Capital contributions to limited
 partnerships, net                                 (23,291)          194,036
 Capital contributions to be paid                                    225,720
 Capitalized acquisition fees and costs                  -             8,278
 Equity in loss of limited partnerships           (353,000)         (737,115)
 Distributions                                      (3,800)           (7,613)

 Amortization of capitalized
   acquisition costs                               (20,460)          (40,823)
                                                 ---------         ---------
 Investment balance,
   end of period                             $   9,338,032    $    9,738,583
                                                 =========         =========


Selected financial information from the financial statements of the limited partnerships with operations for the six months ended June 30, 1998 and 1997 is as follows (rounded to the nearest thousand):

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED


NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)
-------------------------------------------------------

                                              1997                1997
                                              ----                ----

 Total revenue                       $     2,022,400     $      1,430,000
                                           ---------            ---------

 Interest expense                            697,800              598,000
 Depreciation                                668,300              522,000
 Operating expenses                        1,013,300              740,000
                                           ---------            ---------
 Total expenses                            2,379,400            1,860,000
                                           ---------            ---------
 Net loss                            $      (357,000)    $       (430,000)
                                           =========            =========
 Net loss allocable to the
   Partnership                       $      (353,000)    $       (425,200)
                                           =========            =========

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for the following items:

         Acquisition fees of up to 8% of the gross proceeds from the sale of Partnership units. No acquisition fees were incurred during the six months ended June 30, 1998 and 1997.

         An annual asset management fee equal to the greater amount of (i) $2,000 for each Apartment Complex, or (ii) 0.275% of Gross Proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2 % of the invested assets (defined as the Partnership's capital contributions to the limited partnerships plus its allocable percentage of the permanent financing) of the limited partnerships which are subsidized under one or more Federal, state or local government programs. The Partnership incurred management fees of $21,450 for each six month period ended June 30, 1998 and 1997.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)
-----------------------------------------------

         Reimbursement for organizational, offering and selling expenses advanced by an affiliate of the General Partner on behalf of the Partnership. These reimbursements plus all other organizational and offering expenses inclusive of sales commissions will not exceed 15% of the gross proceeds. The Partnership incurred no offering costs during the six months ended June 30, 1998 and 1997.

         A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Agreement of Limited Partnership) and is payable only if services are rendered in the sales effort.

Advances and fees payable due to general partner of $7,122 and $1,137 at June 30, 1998 and December 31, 1997, consisted of advances made for operating costs.


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

NOTE 6 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

The Partnership is negotiating to acquire an interest in one limited partnership which would commit the Partnership to a capital contribution of approximately $1,255,000, of which $259,496 had been advanced as of June 30, 1998 and December 31, 1997. The amount advanced has been presented as loans receivable in the accompanying balance sheet.
                                       12

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

The Partnership's offering of units terminated on July 26, 1996

Liquidity and Capital Resources
-------------------------------

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $148,400 for the six months ended June 30, 1998. This decrease in cash consists of cash used by investing of approximately $159,000 and cash provided by operating activities of approximately $10,600. Cash was used by the investing activities of the Partnership during such period consisted primarily of capital contributions to Limited Partnerships of approximately $162,900 offset by cash provided by distributions from limited partnerships of $3,800. Cash provided from operations consisted primarily of interest received on cash deposits, and cash used in operations consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $397,800 for the six months ended June 30, 1997. This decrease in cash consists of cash used by investing and cash provided by investing and operating activities. Cash was used by the investing activities of the Partnership during such period in the aggregate amount of approximately $429,900, which consisted primarily of capital contributions to Limited Partnerships of approximately $427,700 and acquisition costs of approximately $8,000, offset by distributions from the local limited partnerships of approximately $6,100. Cash provided from operations consisted primarily of interest received on cash deposits, and cash used in operations consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

As of June 30, 1998 and December 31, 1997 the Partnership was indebted to WNC & Associates, Inc. in the amount of approximately $6,300 and $1,600, respectively and consisted entirely of advances for operating expenses.

As of June 30, 1998, the Partnership has received and accepted subscriptions funds in the amount of $15,600,000.

As of June 30, 1998 and December 31, 1997, the Partnership had made capital contributions to Limited Partnerships in the amount of approximately $10,616,000 and $10,453,000, respectively, and had commitments for additional capital contributions of approximately $225,400 and $411,500, respectively.

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

Results of Operations
---------------------

As of December 31, 1997 and June 30, 1998 the Partnership had acquired 21 Limited Partnership Interests. Each of the 21 Limited Partnerships receives or is expected to receive government assistance and each of them has received a reservation for Housing Tax Credits. As of December 31, 1997 and June 30, 1998, all of the Apartment Complexes in the Partnership had commenced operations.

As reflected on its Statements of Operations, the Partnership had a loss of approximately $380,400 and $439,500, respectively, for the six months ended June 30, 1998. The component items of revenue and expense are discussed below.

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

1.  None.


         No reports on Form 8-K were filed during the quarter ended June 30, 1998.

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

Date: August 12, 1998

By:   /s/ Theodore M. Paul
-----------------------------------------------------
Theodore M. Paul           Vice President - Finance

Date: August 12, 1998