Form 10-Q
period 1998-09-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 1998-11-12
CIK 913497

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998


PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

Balance Sheets, September 30, 1998 and December 31, 1997.....................3

Statement of Operations
 For the three months and nine months ended September 30, 1998 and 1997......4

Statement of Partners' Equity
 For the nine months ended September 30, 1998 and 1997.......................5

Statement of Cash Flows
 For the nine months ended September 30, 1998 and 1997.......................6

Notes to Financial Statements................................................8

Item 2. Management's Discussion and Analysis of
  Financial  Condition and Results of Operations............................13

Item 3. Quantitative and Qualitative Disclosures Above Market Risks.........15

PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K....................................16

Signatures..................................................................17

                 WNC HOUSING TAX CREDIT FUND IV, L.P. - SERIES 2
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                    September 30, 1998 and December 31, 1997

                                            1998                     1997
                                            ----                     ----
                                     ASSETS

Cash and cash equivalents         $          977,548       $        1,480,862
Investment in limited
  partnerships (Note 2)                   10,391,067                9,738,583
Loans receivable                                                      259,496
Due from affiliate                             2,336                   18,636
Other assets                                       -                    1,609
                                          ----------               ----------
                                  $       11,370,951       $       11,499,186
                                          ==========               ==========


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Accrued fees and expenses due to
 general partner and affiliates
 (Note 3)                          $          16,049       $            1,137
Payable to limited partnership
 (Note 4)                                    852,677                  411,543
                                          ----------               ----------
                                             868,726                  412,680
                                          ----------               ----------
Partners' equity (deficit):
 General partner                             (47,290)                 (41,447)
 Limited partners (20,000 units
  authorized, 15,600 units issued
  and outstanding)                        10,549,515               11,127,953
                                          ----------               ----------
Total partners' equity                    10,502,225               11,086,506
                                          ----------               ----------
                                    $     11,370,951       $       11,499,186
                                          ==========               ==========




                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P. - SERIES 2
                       (A California Limited Partnership)

                             STATEMENT OF OPERATIONS
         For the Three and Nine Months Ended September 30, 1998 and 1997

                                          1998                    1997
                                          ----                    ----
                                  Three        Nine        Three       Nine
                                  Months       Months      Months      Months
                                  ------       ------      ------      ------

Interest income               $   10,197  $   40,343  $    15,758  $    59,247
                                --------    --------     --------     --------

Operating expenses:
Amortization                      10,230      30,690       10,230       30,593
Asset management fees
(Note 3)                          10,725      32,175       10,725       32,175
Legal and accounting                 518       9,030        1,499        8,262

Other                                933       8,029        3,972       13,154
                                --------    --------     --------     --------


Total operating expenses          22,406      79,924       26,426       84,184
                                --------    --------     --------     --------


Income (loss) from operations    (12,209)    (39,581)     (10,668)     (24,937)

Equity in loss from
 limited partnerships           (191,700)   (544,700)    (176,300)    (601,500)
                                --------    --------     --------     --------

Net loss                   $    (203,909) $ (584,281)  $ (186,968)  $ (626,437)
                                ========    ========     ========     ========

Net loss allocated to:
  General partner          $      (2,039) $   (5,843)  $   (1,870)  $   (6,264)
                                ========    ========     ========     ========

  Limited partners         $    (201,870) $ (578,438)  $ (185,098)  $ (620,173)
                                ========    ========     ========     ========

Net loss per 15,600 units
outstanding September 30,
1998 and 1997              $         (13) $      (37)  $      (12)  $      (40)
                                ========    ========     ========     ========





                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P. - SERIES 2
                       (A California Limited Partnership)
                          STATEMENT OF PARTNERS' EQUITY

              For the Nine Months Ended September 30, 1998 and 1997


For the Nine Months Ended September 30, 1998
--------------------------------------------

                                         General       Limited
                                         Partner       Partner         Total
                                         -------       -------         -----

Equity (deficit), December 31, 1997  $   (41,447)  $ 11,127,953  $ 11,086,506

Net loss for the nine months ended
  September 30, 1998                      (5,843)      (578,438)     (584,281)
                                        --------     ----------    ----------

Equity (deficit), September 30, 1998 $   (47,290)  $ 10,549,515  $ 10,502,225
                                        ========     ==========    ==========



For the Nine Months Ended September 30, 1997
--------------------------------------------

                                         General       Limited
                                         Partner       Partner         Total
                                         -------       -------         -----

Equity (deficit), December 31, 1996  $   (33,756)  $ 11,889,346  $ 11,855,590

Net loss for the nine months ended
  September 30, 1997                      (6,264)      (620,173)     (626,437)
                                        --------     ----------    ----------
Equity (deficit), September 30, 1997 $   (40,020)  $ 11,269,173  $ 11,229,153
                                        ========     ==========    ==========



                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P. - SERIES 2
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS
             For the Nine Months Ended September 30, 1998 and 1997

                                                        1998            1997
                                                        ----            ----
Cash flows provided by operating activities:
Net loss                                         $  (584,281)    $  (626,437)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
  Equity in loss of limited partnerships             544,700         601,500
  Amortization                                        30,690          30,593
  Asset management fee                                32,175          26,175
  Change in other assets                               1,609           6,178
  Change in accrued fees and expense
    due to general partner and affiliates               (963)          5,152
                                                   ---------       ---------
   Net cash provided by operating activities          23,930          43,161
                                                   ---------       ---------

Cash flows used in investing activities:
   Investments in limited partnerships              (531,044)       (653,429)
   Acquisition costs and fees                              -          (8,278)
   Distribution from limited partnerships              3,800           6,113
                                                   ---------       ---------
  Net cash flows used by investing activities:      (527,244)       (655,594)
                                                   ---------       ---------


Net decrease in cash and cash equivalents           (503,314)       (612,433)
Cash and cash equivalents, beginning of period     1,480,862       2,371,389
                                                   ---------       ---------
Cash and cash equivalent, end of period           $  977,548    $  1,758,956
                                                   =========       =========

                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                       STATEMENT OF CASH FLOWS - CONTINUED

              For the Nine Months Ended September 30, 1998 and 1997



Supplemental disclosure of noncash financing and investing activity:
--------------------------------------------------------------------

During the nine months ended September 30, 1997, the Partnership's Payables to Limited Partnerships (in connection with its investments in limited partnerships) decreased by $23,291 and $259,496 due to various price adjuster provisions in the respective limited partnership agreements and the decrease in loans payable, respectively and increased by $1,254,965 due to the acquisition of a limited partnership interest. This results in a net noncash increase in the Partnership's payables to limited partnerships of $972,178.




--------------------------------------------------------------------------------

During the nine months ended September 30, 1997, the Partnership's Payables to Limited Partnerships (in connection with its investments in limited partnerships) decreased by $25,592 due to various price adjuster provisions in the respective limited partnership agreements and increased by $451,440 due to the acquisition of a limited partnership interest. This results in a net noncash change in the Partnership's payables to limited partnerships of $425,848. .













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

In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998 and the results of operations and changes in cash flows for the nine months ended September 30, 1998 and 1997.

Allocations Under the Terms of the Partnership Agreement
--------------------------------------------------------

The General Partner has a 1% interest in operating profits and losses, taxable income and loss and in cash available for distribution from the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

After the limited partners have received sale or refinancing proceeds equal to their capital contributions and their return on investment (as defined in the Partnership's Agreement of Limited Partnership) and the General Partner has

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
received a subordinated disposition fee (as described in Note 3 below), any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED


NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS
-------------------------------------------

As of September 30, 1998 the Partnership had acquired limited partnership interests in twenty-two limited partnerships each of which owns one Apartment Complex. As of September 30, 1998, construction or rehabilitation of twenty-one of the Apartment Complexes had been completed and one was undergoing construction or rehabilitation.


As of September 30, 1997 the Partnership had acquired limited partnership interests in twenty-one limited partnerships each of which owns one Apartment Complex. As of September 30, 1997, construction or rehabilitation of twenty of the Apartment Complexes had been completed and one was undergoing construction or rehabilitation.

The Partnership, as a limited partner, is entitled to 95% to 99%, as specified in the partnership agreements, of the operating profits and losses of the limited partnerships upon the acquisition of its limited partnership interest. Following is a summary of the components of investment in limited partnerships as of September 30, 1998 and December 31, 1997:

                                                       1998             1997
                                                       ----             ----

  Investment balance, beginning of period       $   9,738,583    $  10,096,100
  Investments in limited partnerships               1,231,674          194,036
                                                                       225,720
  Capitalized acquisition fees and costs                    -
                                                                         8,278
  Equity in loss of limited partnerships             (544,700)        (737,115)
  Distributions                                        (3,800)          (7,613)
  Amortization of capitalized
    acquisition costs                                 (30,690)         (40,823)
                                                -------------    -------------
  Investment balance,
    end of period                               $  10,391,067    $   9,738,583
                                                =============    =============



Selected financial information from the financial statements of the limited partnerships with operations for the nine months ended September 30, 1998 and 1997 is as follows (rounded to the nearest thousand):

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED


NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)
-------------------------------------------------------

                                                1998                1997
                                                ----                ----

  Total revenue                        $     2,976,000     $      2,230,000
                                             ---------            ---------

  Interest expense                           1,038,000              910,000
  Depreciation                               1,001,000              796,000
  Operating expenses                         1,487,000            1,132,000
                                             ---------            ---------
  Total expenses                             3,526,000            2,838,000
                                             ---------            ---------

  Net loss                             $      (550,000)    $       (608,000)
                                             =========            =========
  Net loss allocable to the
    Partnership                        $      (544,700)    $       (601,500)
                                             =========            =========

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for the following items:

         Acquisition fees of up to 8% of the gross proceeds from the sale of Partnership units. Through September 30, 1998 and December 31, 1997 the Partnership has incurred acquisition fees of $1,058,950.

         An annual asset management fee equal to the greater amount of (i) $2,000 for each Apartment Complex, or (ii) 0.275% of Gross Proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2 % of the invested assets (defined as the Partnership's capital contributions to the limited partnerships plus its allocable percentage of the permanent financing) of the limited partnerships which are subsidized under one or more Federal, state or local government programs. The Partnership incurred management fees of $32,175 for each nine month period ended September 30, 1998 and 1997.

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

Advances and fees payable due to general partner of $16,049 and $1,137 at September 30, 1998 and December 31, 1997, respectively, consist of advances made for operating expenses.

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

Liquidity and Capital Resources
-------------------------------

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $503,000 for the nine months ended September 30, 1998. This decrease in cash consists of cash used by investing and cash provided by investing and operating activities. Cash was used by the investing activities of the Partnership during such period in the aggregate amount of approximately $527,000, which consisted of cash used in capital contributions to Limited Partnerships of approximately $531,000, offset by cash provided by distributions of approximately $4,000. Cash provided from operations of approximately $24,000 consisted primarily of interest received on cash deposits, and cash used in operations consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $612,000 for the nine months ended September 30, 1997. This decrease in cash consists of cash used by investing and cash provided by operating activities. Cash was used by the investing activities of the Partnership during such period in the aggregate amount of approximately $655,000, which consisted of capital contributions to Limited Partnerships and acquisition costs and fees of approximately $653,000 and $8,000, respectively, and cash provided by distributions from local limited partnerships of approximately $6,000. Cash provided from operations in the aggregate amount of approximately $43,000 consisted primarily of interest received on cash deposits, offset by cash used in operations consisting primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

As of December 31, 1997 and September 30, 1998 the Partnership was indebted to WNC & Associates, Inc. in the amount of approximately $16,000 and $1,000, respectively, consisting of advances for operating expenses of $16,000 and 1,000, respectively.

As of September 30, 1998, the Partnership has received and accepted subscriptions funds in the amount of $15,600,000. As of September 30, 1998 and as of December 31, 1997, the Partnership had made capital contributions to Limited Partnerships in the amount of approximately $11,244,000 and $10,453,000, respectively, and had commitments for additional capital contributions of approximately $853,000 and $411,500, respectively.

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

Results of Operations
---------------------

As of December 31, 1997 and September 30, 1998 the Partnership had acquired 22 and 21 Limited Partnership Interests, respectively. Each of the 22 Limited Partnerships receives or is expected to receive government assistance and each of them has received a reservation for Housing Tax Credits. As of September 30,

1998, 21 of the Apartment Complexes in the Partnership had commenced operations and one is under construction. Accordingly, the "Equity in losses from limited partnerships" for the periods ended September 30, 1998 and 1997 reflected in the Statement of Operations of the Partnership is not indicative of the amounts to be reported in future years.

As reflected on its Statements of Operations, the Partnership had a loss of approximately $584,000 and $626,000 for the nine months ended September 30, 1998 and 1997. The component items of revenue and expense are discussed below.

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

Part II.  Other Information

Item 1.  Legal Proceedings

         None

Item 6.  Exhibits and Reports on Form 8-K

1.  None.


         No reports on Form 8-K were filed during the quarter ended September 30, 1998.

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

Date: November 11, 1998



By:  /s/ Theodore M. Paul
-----------------------------------------------------
Theodore M. Paul       Vice President - Finance

Date: November 11, 1998