Form 10-K/A
period 1998-12-31
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 1999-07-22
CIK 913497

FORM 10-K/A
                                 AMENDMENT NO. 1

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 -
                                   ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________

                         Commission file number: 0-28370


                 WNC HOUSING TAX CREDIT FUND IV, L.P. - Series 2

California                                                           33-0596399
State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization                                Identification No.)


              3158 Redhill Avenue, Suite 120, Costa Mesa, CA 92626

                                 (714) 662-5565

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant.

                                  INAPPLICABLE


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

                                      NONE

PART I.

Item 1.  Business

Organization

WNC Housing Tax Credit Fund IV, L.P., Series 2 (the "Partnership") is a California Limited Partnership formed under the laws of the State of California on September 27, 1993. The Partnership was formed to acquire limited partnership interests in other limited partnerships or limited liability companies ("Local Limited Partnerships") which own multifamily housing complexes that are eligible for low-income housing federal income tax credits (the "Low Income Housing Credit")

The general partner of the Partnership is WNC Tax Credit Partners IV, L.P. (the "General Partner"). The general partner of the General Partner is WNC & Associates, Inc. ("Associates"). Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 66.8% of the outstanding stock of Associates. John B. Lester, Jr. was the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

Pursuant to a registration statement filed with the Securities and Exchange Commission on October 20, 1993, in July 1994 the Partnership commenced a public offering of 20,000 Units of Limited Partnership Interests ("Units"), at a price of $1,000 per Unit. As of the close of the public offering in July 1995, a total of 15,600 Units representing approximately $15,241,000 had been sold. Holders of Limited Partnership Interests are referred to herein as "Limited Partners."

Sempra Energy Financial, a California corporation, which is not an affiliate of the Partnership or General Partner, has purchased 4,000 Units, which represents 25.6% of the Units outstanding for the Partnership. Sempra Energy Financial invested $3,641,000. A discount of $359,000 was allowed due to a volume discount. See Item 12(a) in this 10-K.

Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Credits. The Partnership's principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which will own and operate a multi-family housing complex (the "Housing Complex") which will qualify for the Low Income Housing Credit. In general, under Section 42 of the Internal Revenue Code, an owner of low-income housing can receive the Low Income Housing Credit to be used to reduce Federal taxes otherwise due in each year of a ten-year period. In general, under Section 17058 of the California Revenue and Taxation Code, an owner of low-income housing can receive the Low Income Housing Credit to be used against California taxes otherwise due in each year of a four-year period. The Housing Complex is subject to a fifteen-year compliance period (the "Compliance Period"), and under state law may have to be maintained as low income housing for 30 or more years.

In general, in order to avoid recapture of Low Income Housing Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited

Partnership, as amended by Supplements to the Prospectus thereto (the "Partnership Agreement"), will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell its Housing Complex, it is anticipated that the local general partner ("Local General Partner") will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the Compliance Period, which would require the Partnership to approve the disposition of an Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Credits.

As of December 31, 1998, the Partnership had invested in twenty-two Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the Low Income Housing Credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are subject to mortgage indebtedness. If a Local Limited Partnership does not makes its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and Low Income Housing Credits. As a limited partner or non-managing member of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the general partners or managing members of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters, which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General Partners, there can be no assurance that the anticipated Low Income Housing Credits will be available to Limited Partners.

In addition, Limited Partners are subject to risks in that the rules governing the Low Income Housing Credit are complicated, and the use of credits can be limited. The only material benefit from an investment in Units may be the Low Income Housing Credits. There are limits on the transferability of Units, and it is unlikely that a market for Units will develop. All Partnership management decisions are made by the General Partner.

As a limited partner or non-managing member, the Partnership's liability for obligations of each Local Limited Partnership is limited to its investment. The Local General Partners of each Local Limited Partnership retain responsibility for developing, constructing, maintaining, operating and managing the Housing Complexes.

Item 2.  Properties

Through its investment in Local Limited Partnerships the Partnership holds limited partnership interests in Housing Complexes. The following table reflects the status of the twenty-two Housing Complexes as of December 31, 1998 and for the periods indicated.


                                        --------------------------------------------------------------------------------------------
                                                       As of December 31, 1998
                                        --------------------------------------------------------------------------------------------
                                                                      Partnership's
                                                                      Total Investment  Amount of    Estimated Low   Encumbrances of
Partnership                   General Partner    Number of     Occu-  in Local Limited  Investment   Income Housing  Local Limited
Name              Location    Name                   Units     pancy  Partnerships      Paid to Date    Credits      Partnerships
------------------------------------------------------------------------------------------------------------------------------------

Apartment Housing East        Apartment Developers
of East Brewton,  Brewton,    Inc. and Thomas H.
Ltd.              Alabama     Cooksey                    40       0%   $ 1,255,000    $   828,000     No Form 8609   $  1,011,000


Autumn Trace      Silsbee,    Olsen Securities Corp.     58     100%       412,000        412,000      $   714,000      1,269,000
Associates, Ltd.  Texas

Broken Bow        Broken Bow, Retro Development, Inc.    16      88%       608,000        546,000        1,127,000        750,000
Apartments I,     Nebraska
Limited
Partnership

Candleridge       Waukee,     Eric A. Sheldahl           23     100%       125,000        125,000          230,000        685,000
Apartments of     Iowa
Waukee L.P. II

Chadwick Limited  Edan, North Boyd Management, Inc.
Partnership       Carolina    Gordon L. Blackwell
                              and Regency Investment
                              Associates                 48     100%       378,000        378,000          735,000      1,571,000

Comanche          Comanche,   Max L. Rightmer            22      92%       136,000        136,000          265,000        594,000
Retirement        Texas
Village, Ltd.

Crossings II      Portage,    Raymond T. Cato, Jr.      114      81%       432,000        361,000          739,000      6,074,000
Limited Dividend  Michigan
Housing
Association
Limited
Partnership

EW, a Wisconsin   Evansville, Philip Wallis, James
Limited           Wisconson   Poehlman, Cynthia
Partnership                   Solfest Wallis, and
                              Anita Poehlman             16     100%       164,000        164,000          306,000        628,000






                                        --------------------------------------------------------------------------------------------
                                                       As of December 31, 1998
                                        --------------------------------------------------------------------------------------------
                                                                      Partnership's
                                                                      Total Investment  Amount of    Estimated Low   Encumbrances of
Partnership                   General Partner    Number of     Occu-  in Local Limited  Investment   Income Housing  Local Limited
Name              Location    Name                   Units     pancy  Partnerships      Paid to Date    Credits      Partnerships
------------------------------------------------------------------------------------------------------------------------------------

Garland Street    Malvarn,    Conrad L. Beggs,
Limited           Arkansas    Audrey D. Beggs,
Partnership                   Russell J. Altizer,
                              and Marjorie L. Beggs      18     100%       164,000         164,000         319,000        699,000

Hereford Seniors  Hereford,   Winston Sullivan           28      96%       167,000         167,000         330,000        804,000
Community, Ltd.   Texas

Hickory Lane      Newton,     Olsen Securities Corp.     24      98%       174,000         174,000         320,000        597,000
Associates, Ltd   Texas

Honeysuckle Court Vidor,      Olsen Securities Corp      48     100%       339,000         339,000         622,000      1,168,000
Associates, Ltd.  Texas

Klimpel Manor,    Fullerton,  Klimpel Manor
Ltd               California  Apartments                 59      96%     1,774,000       1,774,000       3,360,000      1,984,000

Lamesa Seniors    Lamesa,     Winston Sullivan           24      98%       143,000         143,000         284,000        675,000
Community, Ltd.   Texas

Laredo Heights    Navasota,   Donald W. Sowell           48      96%       225,000         225,000         413,000      1,001,000
Apartments Ltd.   Texas

Mountainview      North       John C. Loving and
Apartments        Wilkesboro, Gordon D. Brown, Jr.       24     100%       195,000         195,000         387,000      1,002,000
Limited           North
Partnership       Carolina

Palestine Seniors Palestine,  Winston Sullivan           42     100%       225,000         225,000         446,000      1,132,000
Community, Ltd.   Texas



                                        --------------------------------------------------------------------------------------------
                                                       As of December 31, 1998
                                        --------------------------------------------------------------------------------------------
                                                                      Partnership's
                                                                      Total Investment  Amount of    Estimated Low   Encumbrances of
Partnership                    General Partner    Number of     Occu-  in Local Limited  Investment   Income Housing  Local Limited
Name            Location       Name                   Units     pancy  Partnerships      Paid to Date    Credits      Partnerships
------------------------------------------------------------------------------------------------------------------------------------

Pecan Grove     Forrest City,  Conrad Beggs, Audrey
Limited         Arkansas       Beggs and Russell
Partnership                    Altizer                   32      98%       240,000       240,000          486,000        1,118,000

Pioneer Street  Bakersfield,   Philip R. Hammond, Jr.
Associates      California     and Walter A. Dwelle     112      78%     2,222,000     2,222,000        4,116,000        1,903,000


Sidney          Sidney,        Retro Development,
Apartments      Nebraska       Inc.  And Most
I, Limited                     Worshipful Prince Hall
Partnership                    Grand Lodge               18     100%       530,000       484,000     No Form 8609          444,000

Southcove       Orange Cove,   Philip R. Hammond, Jr.
Associates      Califonia      and Diane M. Hammond      54     100%     2,000,000     2,000,000        3,585,000        1,538,000


Walnut Turn     Buna, Texas    Olsen Securities Corp.    24     100%       188,000       188,000          344,000          692,000
Associates,                                             ---     ----     ---------     ---------        ---------        ---------
Ltd.
                                                        892      92%   $12,096,000   $11,490,000      $19,128,000      $27,339,000
                                                        ===     ===     ==========    ==========       =========        ==========


                                       7


                                ------------------------------------------------
                                      For the year ended December 31, 1998
                                ------------------------------------------------
                                                              Low Income Housing
                                       Rental                 Credits Allocated
Partnership Name                       Income      Net loss   to Partnership
--------------------------------------------------------------------------------

Apartment Housing of East
Brewton, Ltd.                     $         -     $        -             98.99%


Autumn Trace Associates, Ltd.         206,000        (43,000)            95.00%


Broken Bow Apartments I,
Limited Partnership                    39,000       (117,000)            99.00%

Candleridge Apartments of
Waukee L.P. II                        116,000         (8,000)            99.00%

Chadwick Limited Partnership          188,000        (18,000)            99.00%

Comanche Retirement Village,
Ltd.                                   63,000        (21,000)            99.00%

Crossings II Limited Dividend
Housing Association Limited
Partnership                           692,000        (19,000)            98.99%

EW, a Wisconsin Limited
Partnership                           105,000        (20,000)            99.00%

Garland Street Limited
Partnership                            66,000        (26,000)            99.00%

Hereford Seniors Community,
Ltd.                                   89,000         (7,000)            99.00%

Hickory Lane Associates, Ltd           81,000        (13,000)            99.00%

Honeysuckle Court Associates,
Ltd.                                  191,000        (18,000)            95.00%

Klimpel Manor, Ltd                    344,000        (85,000)            96.00%

Lamesa Seniors Community, Ltd.         84,000         (8,000)            99.00%


Laredo Heights Apartments Ltd.        166,000         (9,000)            99.00%


Mountainview Apartments
Limited Partnership                    90,000        (11,000)            99.00%

Palestine Seniors Community,
Ltd.                                  135,000         (1,000)            99.00%

Pecan Grove Limited Partnership       114,000        (46,000)            99.00%


                                ------------------------------------------------
                                      For the year ended December 31, 1998
                                ------------------------------------------------
                                                              Low Income Housing
                                       Rental                 Credits Allocated
Partnership Name                       Income      Net loss   to Partnership
--------------------------------------------------------------------------------

Pioneer Street Associates        $   507,000      $ (37,000)             99.00%

Sidney Apartments I, Limited
Partnership                           77,000        (42,000)             99.00%

Southcove Associates                 218,000       (102,000)             99.00%

Walnut Turn Associates, Ltd.         129,000        (17,000)             99.00%
                                   ---------      ---------

                                 $ 3,700,000     $ (668,000)
                                   =========      =========



Item 3.  Legal Proceedings

NONE.

Item 4.  Submission of Matters to a Vote of Security Holders

NONE.

PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Item 5a.

(a) The Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Unit and none exists. Units can be assigned only if certain requirements in the Partnerships Agreement of Limited Partnership ("Partnership Agreement") are satisfied.

(b)  At December 31, 1998, there were 836 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d)  No unregistered securities were sold by the Partnership during 1998.

Item 5b.

NOT APPLICABLE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows as of December 31:

                                       1998              1997             1996              1995             1994
                                       ----              ----             ----              ----             ----
ASSETS
Cash and cash equivalents       $    738,364      $   1,480,862     $  2,371,389     $  5,285,730      $    720,130

Subscriptions receivable                   -                 -                 -                -           597,100
Investments in limited
    partnerships, net             10,274,595         9,738,583        10,096,100        9,417,744         6,235,586
Due from affiliate                         -                 -            53,200                -                 -
Loan receivable                            -           259,496                 -                -           880,760
Other assets                           2,534            20,245            10,956           29,568             2,128
                                  ----------        ----------        ----------       ----------         --------
                                $ 11,015,493      $ 11,499,186      $ 12,531,645     $ 14,733,042      $  8,435,704
                                  ==========        ==========        ==========       ==========        ==========


LIABILITIES
Due to limited partnerships     $    605,517      $    411,543      $    666,716     $  2,134,797      $  3,276,750

Accrued interest payable                   -                 -                 -                -               404

Loan payable                               -                 -                 -                -           280,569

Accrued fees and expenses
    due to general partner
    and affiliates                    28,066             1,137             9,339          146,685           414,501

PARTNERS' EQUITY                  10,381,910        11,086,506        11,855,590       12,451,560         4,463,480
                                  ----------        ----------        ----------       ----------         --------
                                $ 11,015,493      $ 11,499,186      $ 12,531,645     $ 14,733,042      $  8,435,704
                                  ==========        ==========        ==========       ==========        ==========


Selected results of operations, cash flows and other information for the Partnership are as follows for the years ended December 31:

                                1998              1997               1996               1995              1994
                                ----              ----               ----               ----              ----

Loss from operations       $     (50,484)     $     (31,969)    $      55,374      $      56,606      $     (25,432)

Equity in losses from
 limited partnerships           (658,728)          (737,115)         (628,631)          (628,521)          (239,118)
                               ---------          ---------         ---------          ---------          ---------
Net loss                   $    (709,212)     $    (769,084)    $    (573,257)     $    (571,915)     $    (264,550)
                               =========          =========         =========          =========          =========

Net loss allocated to:
     General partner       $      (7,092)     $      (7,691)    $      (5,733)     $      (5,719)     $      (2,646)
                               =========          =========         =========          =========          =========
     Limited partners      $    (702,120)     $    (761,393)    $    (567,524)     $    (566,196)     $    (261,904)
                               =========          =========         =========          =========          =========
Net loss per limited
 partner unit              $      (45.01)     $      (48.81)    $      (36.38)     $      (46.90)     $      (92.74)
                               =========          =========         =========          =========          =========
Outstanding weighted
 limited partner units            15,600             15,600            15,600             12,073              2,824
                               =========          =========         =========          =========          =========

                                1998              1997               1996               1995              1994
                                ----              ----               ----               ----              ----
Net cash provided by
 (used in):
    Operating activities   $      26,255       $     52,765     $      60,895       $     54,970      $     (25,518)
    Investing activities        (768,753)          (935,090)       (2,837,890)        (5,315,585)        (4,655,255)
    Financing activities               -             (8,202)         (137,346)         9,826,215          5,400,903
                               ---------          ---------         ---------          ---------          ---------
Net change in cash and
 cash equivalents               (742,498)          (890,527)       (2,914,341)         4,565,600            720,130
Cash and cash
 equivalents, beginning
 of period                     1,480,862          2,371,389         5,285,730            720,130                  -
                               ---------          ---------         ---------          ---------          ---------
Cash and cash
 equivalents, end of
 period                    $     738,364       $  1,480,862     $   2,371,389       $  5,285,730       $    720,130
                               =========          =========         =========          =========          =========

Low Income  Housing  Credit per Unit was as follows for the years ended December
31:

                                1998              1997               1996               1995              1994
                                ----              ----               ----               ----              ----
Federal                    $         124       $        113     $         105        $        76        $        29
State                                  -                  -                 -                  -                  -
                               ---------          ---------         ---------          ---------          ---------
Total                      $         124       $        113     $         105        $        76        $        29
                               =========          =========         =========          =========          =========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

The Partnership's assets at December 31, 1998 consisted primarily of $738,000 in cash and aggregate investments in the twenty-two Local Limited Partnerships of $10,275,000. Liabilities at December 31, 1998 primarily consisted of $606,000 in payables to limited partnerships and $22,000 of accrued annual management fees due to the General Partner.

Results of Operations

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997. The Partnership's net loss for 1998 was $(709,000), reflecting a decrease of $60,000 from the net loss experienced in 1997. The decline in net loss is primarily due to equity in losses from limited partnerships which declined to $(659,000) in 1998 from $(737,000) in 1997 and a decrease in amortization expense of $9,000, partially offset by a decrease in interest income of $27,000.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996. The Partnership's net loss for 1997 was $(769,000), reflecting an increase of $196,000 from the net loss experienced in 1996. The increase in net loss is primarily due to equity in losses from limited partnerships which increased to $(737,000) in 1997 from $(629,000) in 1996 and a decrease in interest income of $88,000.

Cash Flows

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997. Net cash used in 1998 was $(742,000), compared to net cash used in 1997 of $(891,000). The change was due primarily to a decrease in cash used for investments in limited partnerships of $164,000, a refund of offering expenses received in 1998 of $5,000, and a decrease in cash paid to the General Partner and or affiliates of $17,000, partially offset by a decrease in interest income received of $35,000, and a decline in distributions from Local Limited Partnerships of $2,000.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996. Net cash used in 1997 was $(891,000), compared to $(2,914,000) in 1996. The change was due primarily to a decrease in cash used for investments in limited partnerships of $1,876,000, a decrease in cash paid to the General Partner and or affiliates of $215,000, a decrease in offering expenses of $23,000 and a decrease in interest paid of $5,000, partially offset by a decrease in interest income received of $96,000.

During 1998 accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $27,000. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future forseeable working capital requirements of the Partnership

The Partnership expects its future cash flows, together with its net available assets at December 31, 1998, to be sufficient to meet all currently forseeable future cash requirements.

Impact of Year 2000 Issue

The General Partner has assessed the Partnership's exposure to date sensitive computer systems that may not be operative subsequent to 1999. As a result of this assessment, the General Partner has executed a plan to minimize the Partnership's exposure to financial loss and/or disruption of normal business operations that may occur as a result of Year 2000 non-compliant computer systems.

Business Computer Systems

These systems include both computer hardware and software applications relating to operations such as financial reporting. The Partnership does not maintain its own systems and thus utilizes the computer systems of the General Partner. The General Partner developed a compliance plan for each of its business computer systems, with particular attention given to critical systems. The General Partner contracted with an outside vendor to evaluate, test and repair such systems. The assessment consisted of determining the compliance with Year 2000 of critical computer hardware and software. Incidences of non-compliance were found with respect to computer software applications and were corrected. The vendor found no instances of non-compliance with respect to computer hardware. The amount expended and to be expended by the General Partner is nominal.

The Local General Partners or property managers maintain the business computer systems that relate to the operations of the Local Limited Partnerships. The General Partner is in the process of obtaining completed questionnaires from such Local General Partners and property management companies to assess their respective Year 2000 readiness. The General Partner intends to identify those Local General Partners and property management companies that have systems critical to the operations of the Local Limited Partnerships that are not Year 2000 compliant. For those Local General Partners and property management companies which have business computer systems which will not be Year 2000 compliant prior to the Year 2000 and where the lack of such compliance is determined to have a potential material effect on the Partnership's financial condition and results of operations, the General Partner intends to develop contingency plans which may include changing property management companies.

Outside Vendors

The General Partner has obtained assurances from its suppliers of electrical power and banking and telecommunication services that their critical systems are all Year 2000 compliant. There exists, however, inherent uncertainty that all systems of outside vendors or other third parties on which the General Partner, and thus the Partnership, and the Local General Partners and property management companies, and thus the Local Limited Partnerships rely will be Year 2000 compliant. Therefore, the Partnership remains susceptible to the consequences of third party critical computer systems being non-compliant.

Personal Computers

The General Partner has determined that its personal computers and related software critical to the operations of the Partnership are Year 2000 compliant.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                              FINANCIAL STATEMENTS

              For The Years Ended December 31, 1998, 1997 and 1996

                                      with

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Report of Independent Certified Public Accountants



To the Partners
WNC Housing Tax Credit Fund IV, L.P., Series 2


We have audited the accompanying balance sheet of WNC Housing Tax Credit Fund IV, L.P., Series 2 (a California Limited Partnership) (the "Partnership") as of December 31, 1998, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the limited partnerships in which WNC Housing Tax Credit Fund IV, L.P., Series 2 is a limited partner. These investments, as discussed in Note 3 to the financial statements, are accounted for by the equity method. The investments in these limited partnerships represented 93% of the total assets of WNC Housing Tax Credit Fund IV, L.P., Series 2 at December 31, 1998. Substantially all of the financial statements of the limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for those limited partnerships, is based solely on the reports of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund IV, L.P., Series 2 (a California Limited Partnership) as of December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.




                                               BDO SEIDMAN, LLP

Orange County, California
April 9, 1999

                          INDEPENDENT AUDITORS' REPORT



To the Partners
WNC Housing Tax Credit Fund IV, L.P., Series 2


We have audited the accompanying balance sheet of WNC Housing Tax Credit Fund IV, L.P., Series 2 ( a California Limited Partnership) (the "Partnership") as of December 31, 1997, and the related statements of operations, partners' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the limited partnerships in which WNC Housing Tax Credit Fund IV, L.P., Series 2 is a limited partner. These investments, as discussed in Note 2 to the financial statements, are accounted for by the equity method. The investment in these limited partnerships represented 85% of the total assets of WNC Housing Tax Credit Fund IV, L.P., Series 2 at December 31, 1997. Substantially all of the financial statements of the limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund IV, L.P., Series 2 (a California Limited Partnership) as of December 31, 1997, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                  CORBIN & WERTZ

Irvine, California
April 23, 1998

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                           December 31, 1998 and 1997



                                                1998                1997
                                                ----                ----

ASSETS

Cash and cash equivalents                $        738,364    $      1,480,862
Investments in limited
 partnerships (Note 3)                         10,274,595           9,738,583
Loans receivable (Note 2)                               -             259,496
Other assets (including due
 from related parties of $2,534                     2,534              20,245
 and $18,636 as of December 31,
 1998 and 1997, respectively)             ---------------     ---------------
                                         $     11,015,493    $     11,499,186
                                          ===============     ===============

LIABILITIES AND PARTNERS' EQUITY
(DEFICIT)

Liabilities:
 Payables to limited partnerships
  (Note 5)                               $        605,517    $        411,543
 Accrued fees and advances due to
  General Partner and
  affiliate (Note 4)                               28,066               1,137
                                          ---------------     ---------------

         Total liabilities                        633,583             412,680
                                          ---------------     ---------------

Partners' equity (deficit):
 General partner                                  (48,493)            (41,447)
 Limited partners (20,000 units
  authorized, 15,600 units
  outstanding)                                 10,430,403          11,127,953
                                          ---------------     ---------------

         Total partners' equity                10,381,910          11,086,506
                                          ---------------     ---------------

                                         $     11,015,493    $     11,499,186
                                          ===============     ===============



                 See accompanying notes to financial statements
                                       17

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

              For The Years Ended December 31, 1998, 1997 and 1996


                                          1998           1997           1996
                                          ----           ----           ----

Interest income                    $      47,017   $     74,570   $    161,610
                                     -----------    -----------    -----------

Operating expenses:
 Amortization (Note 3)                    32,099         40,823         40,109
 Asset management fees (Note 4)           42,900         42,900         42,900
 Interest expense                              -              -          5,350
 Other                                    22,502         22,816         17,877
                                     -----------    -----------    -----------

    Total operating expenses              97,501        106,539        106,236
                                     -----------    -----------    -----------

Income (loss) from operations            (50,484)       (31,969)        55,374

Equity in losses from limited
 partnerships (Note 3)                  (658,728)      (737,115)      (628,631)
                                     -----------    -----------    -----------

Net loss                           $    (709,212)  $   (769,084)  $   (573,257)
                                     ===========    ===========    ===========

Net loss allocated to:
 General partner                   $      (7,092)  $     (7,691)  $     (5,733)
                                     ===========    ===========    ===========

 Limited partners                  $    (702,120)  $   (761,393)  $   (567,524)
                                     ===========    ===========    ===========

Net loss per limited partner
 unit                              $      (45.01)  $     (48.81)  $     (36.38)
                                     ===========    ===========    ===========

Outstanding weighted limited
 partner units                            15,600         15,600         15,600
                                     ===========    ===========    ===========




                 See accompanying notes to financial statements
                                       18

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For The Years Ended December 31, 1998, 1997 and 1996


                                     General         Limited
                                     Partner         Partners          Total
                                     -------         --------          -----

Partners' equity (deficit)
 at January 1, 1996             $    (27,796)  $   12,479,356    $  12,451,560

Offering costs                          (227)         (22,486)         (22,713)

Net loss                              (5,733)        (567,524)        (573,257)
                                  ----------       ----------       ----------

Partners' equity (deficit)
 at December 31, 1996                (33,756)      11,889,346       11,855,590

Net loss                              (7,691)        (761,393)        (769,084)
                                  ----------       ----------       ----------

Partners' equity (deficit)
 at December 31, 1997                (41,447)      11,127,953       11,086,506

Offering costs                            46            4,570            4,616

Net loss                              (7,092)        (702,120)        (709,212)
                                  ----------       ----------       ----------

Partners' equity (deficit)
 at December 31, 1998           $    (48,493)  $   10,430,403    $  10,381,910
                                  ==========       ==========       ==========







                 See accompanying notes to financial statements
                                       19

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For The Years Ended December 31, 1998, 1997 and 1996


                                              1998        1997            1996
                                              ----        ----            ----
Cash flows from operating
 activities:
 Net loss                               $   (709,212) $ (769,084)  $   (573,257)
 Adjustments to reconcile
  net loss to net cash
  provided by operating activities:
   Amortization                               32,099      40,823         40,109
   Equity in loss of limited
    partnerships                             658,728     737,115        628,631
   Change in other assets                     17,711       9,347         18,612
   Change in due from affiliates                   -      34,564        (53,200)
   Change in accrued fees
    and expenses due to General
    Partner and affiliates                    26,929           -              -
                                          ----------  ----------     ----------
Net cash provided by (used in)
 operating activities                         26,255      52,765         60,895
                                          ----------  ----------     ----------
Cash flows from investing
 activities:
 Investments in limited
  partnerships, net                      (1,037,700)    (674,929)    (2,793,730)
 Capitalized acquisition costs
  and fees                                     (465)      (8,278)       (25,347)
 Distributions from limited
  partnerships                                5,300        7,613          3,900
 Loans receivable                           259,496     (259,496)             -
 Offering expenses                            4,616            -        (22,713)
                                         ----------   ----------     ----------
 Net cash used in investing
  activities                               (768,753)    (935,090)    (2,837,890)
                                         ----------   ----------     ----------
Cash flows from financing
 activities:
  Advances due to general
  partner and affiliates                          -       (8,202)      (137,346)
                                         ----------   ----------     ----------
Net cash used in financing
 activities                                       -       (8,202)      (137,346)
                                         ----------   ----------     ----------
Net decrease in cash and
 cash equivalents                          (742,498)    (890,527)    (2,914,341)

Cash and cash equivalents,
 beginning of year                        1,480,862    2,371,389      5,285,730
                                         ----------   ----------     ----------
Cash and cash equivalents,
 end of year                            $   738,364  $ 1,480,862    $ 2,371,389
                                         ==========   ==========     ==========
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
    Interest paid                       $         -  $         -    $     5,350
                                         ==========   ==========     ==========
    Taxes paid                          $       800  $       800    $       800
                                         ==========   ==========     ==========
  SUPPLEMENTAL DISCLOSURE OF NON-
     CASH FINANCING ACTIVITIES :

  During 1998 and 1997, the Partnership recorded investments and payables to limited partnerships of $427,483 and $225,720, respectively.

                 See accompanying notes to financial statements
                                       20

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

              For The Years Ended December 31, 1998, 1997 and 1996



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

WNC Housing Tax Credit Fund IV, L.P., Series 2 (the "Partnership") was formed on September 27, 1993 under the laws of the state of California and commenced operations on July 18, 1994. The Partnership was formed to invest primarily in other limited partnerships (the "Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complex") that are eligible for low income housing credits. The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex.

The general partner is WNC Tax Credit Partners, IV, L.P. (the "General Partner"), a California limited partnership. WNC & Associates, Inc. ("WNC") is the general partner of the General Partner. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 66.8% of the outstanding stock of WNC. John B. Lester, Jr. is the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of WNC.

The financial statements include only activity relating to the business of the Partnership, and do not give effect to any assets that the partners may have outside of their interests in the Partnership, or to any obligations, including income taxes, of the partners.

The Partnership Agreement authorized the sale of 20,000 units at $1,000 per unit ("Units"). The offering of Units concluded in July 1995 at which time 15,600 Units representing subscriptions, net of discounts for volume purchases of more than 100 units, in the amount of $15,241,000 had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and loss and in cash available for distribution from the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

After the limited partners have received proceeds from sale or refinancing equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner has received proceeds equal to its capital contributions and a subordinated disposition fee (as described in Note 4) from the remainder, any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

Risks and Uncertainties

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the low income housing credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1998, 1997 and 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General
Partners, there can be no assurance that the anticipated low income housing credits will be available to Limited Partners.

In addition Limited Partners are subject to risks in that the rules governing the low income housing credit are complicated, and the use of credits can be limited. The only material benefit from an investment in Units may be the low income housing credits. There are limits in the transferability of Units, and it is unlikely that a market for Units will develop. All management decisions will be made by the General Partner.

Method of Accounting For Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnership's results of operations and for any distributions received. The accounting policies of the Local Limited Partnership are consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Note 2).

Losses from Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.

Offering Expenses

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of partners' capital and amounted to $970,717 and $975,333 as of December 31, 1998 and 1997, respectively.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1998, 1997 and 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Use of Estimates

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

Cash and Cash Equivalents

The Partnership considers highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash equivalents totaled $893,070 at December 31, 1997 which consisted of investments in U.S. Treasury Bills. The Partnership had no cash equivalents at December 31, 1998.

Concentration of Credit Risk

At December 31, 1998 and 1997, the Partnership maintained cash balances at certain financial institutions in excess of the maximum federally insured amount's.

Net Loss Per Limited Partner Unit

Net loss per limited partnership unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per unit includes no dilution and is computed by dividing loss available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net income per unit is not required.

Reporting Comprehensive Income

In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of Partners' equity and bypass net income. The Partnership adopted the provisions of this statement in 1998. For the years presented, the Partnership has no elements of other comprehensive income, as defined by SFAS No. 130.

Reclassifications

Certain prior year balances have been reclassified to conform to the 1998 presentation.

NOTE 2 - LOANS RECEIVABLE

Loans receivable represent amounts loaned by the Partnership to certain limited partnerships in which the Partnership may invest. Loans receivable consisted of one loan with a balance of $259,496 as of December 31, 1997 which was fully collected in 1998 upon finalization of its acquisition of an interest in a new limited partnership.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1998, 1997 and 1996


NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of December 31, 1998, the Partnership had acquired limited partnership interests in twenty-two Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 892 apartment units. As of December 31, 1998, construction or rehabilitation of all but one of the apartment complexes had been completed. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is entitled to 96% to 99%, as specified in the partnership agreements, of the operating profits and losses of the Limited Partnerships.

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at December 31, 1998 and 1997 are approximately $1,493,000 and $1,555,000, respectively, greater than the Partnership's equity as shown in the Local Limited Partnerships' financial statements. This difference is primarily due to unrecorded losses, as discussed below, acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account and to capital contributions payable to the limited partnerships which were netted against partner capital in the Local Limited Partnership's financial statements (see Note 5).

Equity in losses of Local Limited Partnerships is recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. During 1998, no investment accounts in Local Limited Partnerships reached a zero balance.

Following is a summary of the equity method activity of the investments in limited partnerships for the years ended December 31:

                                             1998                1997
                                             ----                ----

Investments per balance sheet,
 beginning of year                     $  9,738,583       $  10,096,100
Tax credit adjustment                       (23,291)                 -
Capital contributions to limited
 partnerships, net                          827,482             194,036
Capital contributions to be paid            427,483             225,720
Capitalized acquisition fees and
 costs                                          465               8,278
Distributions paid                           (5,300)             (7,613)
Equity in losses of limited
 partnerships                              (658,728)           (737,115)
Amortization of paid acquisition
 fees and costs                             (32,099)            (40,823)
                                        -----------         -----------

Investments per balance sheet,
 end of year                           $ 10,274,595       $   9,738,583
                                        ===========         ===========

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1998, 1997 and 1996


NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

The financial information from the individual financial statements of the Local Limited Partnerships include rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted in interest expense. Approximate combined condensed financial information from the individual financial statements of the Local Limited Partnerships as of December 31 and for the years then ended is as follows:

                        COMBINED CONDENSED BALANCE SHEETS

                                                    1998                1997
                                                    ----                ----

ASSETS

Buildings, net of accumulated
 amortization of $4,330,000 and
 $3,095,000 as of December 31, 1998
 and 1997,respectively                    $      33,328,000     $    34,598,000
Land                                              1,631,000           1,565,000
Construction in progress                          1,895,000                   -
Due from affiliates                                 299,000             669,000
Other assets                                      2,140,000           1,488,000
                                             --------------      --------------

                                           $     39,293,000    $     38,320,000
                                             ==============      ==============

LIABILITIES

Construction and mortgage loans payable $ 27,339,000 $ 26,605,000 Other liabilities (including amounts due to related parties of $1,032,000
 and $1,307,000 as of December 31,
 1998 and 1997, respectively)                     1,757,000           2,061,000
                                             --------------      --------------

                                                 29,096,000          28,666,000
                                             --------------      --------------
PARTNERS' CAPITAL

WNC Housing Tax Credit Fund IV, L.P.,
 Series 2                                         8,782,000           8,184,000
Other partners                                    1,415,000           1,470,000
                                             --------------      --------------

                                                 10,197,000           9,654,000
                                             --------------      --------------

                                           $     39,293,000    $     38,320,000
                                             ==============      ==============

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1998, 1997 and 1996


NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                   1998                1997              1996
                                   ----                ----              ----

Revenues                   $    3,893,000    $      3,535,000    $    3,057,000

Expenses:
 Operating expenses             2,072,000           1,909,000         1,518,000
 Interest expense               1,248,000           1,245,000         1,137,000
 Depreciation an
  amortization                  1,241,000           1,134,000         1,040,000
                               ----------          ----------        ----------

      Total expenses            4,561,000           4,288,000         3,695,000
                               ----------          ----------        ----------

Net loss                   $     (668,000)   $       (753,000)   $     (638,000)
                               ==========          ==========        ==========

Net loss allocable to
 Partnership               $     (659,000)   $       (737,000)   $     (629,000)
                               ==========          ==========        ==========

Net loss recorded by the
 Partnership               $     (659,000)   $       (737,000)   $     (629,000)
                               ==========          ==========        ==========

Certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired.

NOTE 4 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership is obligated to the General Partner or its affiliates for the following items:

         Acquisition fees of up to 8% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of December 31, 1998, the Partnership incurred acquisition fees of $1,058,950. Accumulated amortization of these capitalized costs was $124,017 and $96,331 as of December 31, 1998 and 1997, respectively.

         Reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.2% of the gross proceeds. As of December 31, 1998 and 1997, the Partnership incurred acquisition costs of $169,103 and $168,638, respectively, which have been included in investments in limited partnerships. Accumulated amortization was $16,859 and $12,447 as of December 31, 1998 and 1997, respectively.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 4 - RELATED PARTY TRANSACTIONS, continued

         An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages. Management fees of $42,900 were incurred for 1998, 1997 and 1996, respectively, of which $4,616, $6,000 and $155,000 were paid during 1998, 1997 and 1996, respectively.

         A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 14% through December 31, 2006 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to General Partner and affiliates as of December 31, 1998 and 1997 consist of the following:

                                                   1998            1997
                                                   ----            ----
Reimbursements for expenses paid by
 an affiliate of the General Partner           $  6,082         $ 1,137

Asset management fee payable                     21,984               -
                                                -------         -------

                                               $ 28,066         $ 1,137
                                                =======         =======

The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 5 - PAYABLES TO LIMITED PARTNERSHIPS

Payables to limited partnerships represent amounts which are due at various times based on conditions specified in the limited partnership agreements. These contributions are payable in installments and are due upon the limited partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership's initial investment).

NOTE 6 - INCOME TAXES

No provision for income taxes has been recorded in the accompanying financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

In 1998, the Partnership acquired a 99% limited partner interest in an additional limited partnership, which committed the Partnership to additional contributions of approximately $1,255,000, of which $827,482 has been contributed by the Partnership as of December 31, 1998.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

(a)(1)

(i) On December 16, 1998, Corbin & Wertz, Irvine, California was dismissed as the Partnership's principal independent accountant.

(ii) During the last two fiscal years of the Partnership, the reports of Corbin & Wertz respecting the financial statements of the Partnership did not contain an adverse opinion or a disclaimer of opinion, nor were any such reports qualified or modified as to uncertainty, audit scope or accounting principles.

(iii) The decision to change accountants was approved by the board of directors of WNC & Associates, Inc., the general partner of the Partnership.

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

(a)(2)

On December 16, 1998, BDO Seidman, LLP, Costa Mesa, California was engaged as the Partnership's principal independent accountant. During the last two fiscal years and subsequent interim period of the Partnership, the Partnership did not consult BDO Seidman, LLP regarding (i) either, the application of accounting principles to a specified transaction; or the type of audit opinion that might be rendered on the Partnership's financial statements, or (ii) any matter that was the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Securities and Exchange Commission Regulation S-K) or was a reportable event (as defined in Item 304(a)(1)(v) of Securities and Exchange Commission Regulation S-K).

PART III.

Item 10.  Directors and Executive Officers of the Registrant

The Partnership has no directors or executive officers of its own. The following biographical information is presented for the directors and executive officers of Associates which has principal responsibility for the Partnership's affairs.

Directors and Executive Officers of WNC & Associates, Inc

The directors of WNC & Associates, Inc. are Wilfred N. Cooper, Sr., who serves as Chairman of the Board, John B. Lester, Jr., David N. Shafer, Wilfred N. Cooper, Jr. and Kay L. Cooper. The principal shareholders of WNC & Associates, Inc. are trusts established by Wilfred N. Cooper, Sr. and John B. Lester, Jr.

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

John B. Lester, Jr., age 65, is President, a Director, Secretary and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director of WNC Capital Corporation. Mr. Lester has 27 years of experience in engineering and construction and has been involved in real estate investment and acquisition activities since 1986 when he joined the Sponsor. Previously, he was Chairman of the Board and Vice President or President of E & L Associates, Inc., a provider of engineering and construction services to the oil refinery and petrochemical industries, which he co-founded in 1973. Mr. Lester graduated from the University of Southern California in 1956 with a Bachelor of Science degree in Mechanical Engineering.

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

Michael L. Dickenson, age 42, is Vice President and Chief Financial Officer, and a member of the Acquisition Committee of WNC & Associates, Inc., and Chief Financial Officer of WNC Management, Inc. He has been involved with acquisition and investment activities with respect to real estate since 1985. Prior to joining the Sponsor in March 1999, he was the Director of Financial Services at TrizecHahn Centers Inc., a developer and operator of commercial real estate, from 1995 to 1999, a Senior Manager with E&Y Kenneth Leventhal Real Estate Group, Ernst & Young, LLP, from 1988 to 1995, and Vice President of Finance with Great Southwest Companies, a commercial and residential real estate developer, from 1985 to 1988. Mr. Dickenson is a member of the Financial Accounting Standards Committee for the National Association of Real Estate Companies and the American Institute of Certified Public Accountants, and a Director of HomeAid Southern California, a charitable organization affiliated with the building industry. He graduated from Texas Tech University in 1978 with a Bachelor of Business Administration - Accounting degree, and is a Certified Public Accountant in California and Texas.

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

Sy P. Garban, age 53, is Vice President - National Sales of WNC & Associates, Inc. and has been employed by the Sponsor since 1989. Mr. Garban has been involved in real estate investment activities since 1978. Prior to joining the Sponsor he served as Executive Vice President of MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

N. Paul Buckland, age 36, is Vice President - Acquisitions of WNC & Associates, Inc. He has been involved in real estate acquisitions and investments since 1986 and has been employed with WNC & Associates, Inc. since 1994. Prior to that, he served on the development team of the Bixby Ranch that constructed apartment units and Class A office space in California and neighboring states, and as a land acquisition coordinator with Lincoln Property Company where he identified and analyzed multi-family developments. Mr. Buckland graduated from California State University, Fullerton in 1992 with a Bachelor of Science degree in Business Finance.

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

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or Associates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee of the greater of (i) $2,000 per multi-family housing complex or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on changes in the Consumer Price Index, however in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnerships and the Partnership's allocable share of the amount of indebtedness related to the Housing Complexes. Fees of $43,000 were incurred for the year ended December 31, 1998. The Partnership paid the General Partner or its affiliates $5,000 of those fees during 1998.

(b) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sale price received in connection with the sale or disposition of a Housing Complex. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Return on Investment to the Limited
      Partners. "Return on Investment" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates: (i) 16% through December 31, 2003, and
      (ii) 6% for the balance of the Partnership's term. No disposition fees have been paid.

(c) Operating Expense. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $6,000 during the year ended December 31, 1998.

(d) Interest in Partnership. The General Partners receive 1% of the Partnership's allocated Low Income Housing Credits, which approximated $20,000 for the General Partner for the year ended December 31, 1998. The General Partners are also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partners during the year ended December 31, 1998.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Security Ownership of Certain Beneficial Owners


(a)      Security Ownership of Certain Beneficial Owners

         The following is the only limited partner known to the General Partner to own beneficially in excess of 5% of the outstanding Units.

                     Name and Address of        Amount of               Percent
 Title of Class      Beneficial Owner           Units Controlled        of Class
 -------------------------------------------------------------------------------
 Units of Limited    Sempra Energy Financial    4,000 Units              25.6%
 Partnership         P.O. Box 126943
 Interests           San Diego, CA  92113-6943

(b)      Security Ownership of Management

         Neither the General Partner, its affiliates, nor any of the officers or directors of the General Partner or its affiliates own directly or beneficially any Units in the Partnership.

(c)      Changes in Control

         The management and control of the General Partner may be changed at any time in accordance with its organizational documents, without the consent or approval of the Limited Partners. In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

         First, with the consent of any other General Partners and a majority-in-interest of the Limited Partners, any General Partner may designate one or more persons to be successor or additional General Partners. In addition, any General Partner may, without the consent of any other General Partner or the Limited Partners, (i) substitute in its stead as General Partner any entity which has, by merger, consolidation or otherwise, acquired substantially all of its assets, stock or other evidence of equity interest and continued its business, or (ii) cause to be admitted to the Partnership an additional General Partner or Partners if it deems such admission to be necessary or desirable so that the Partnership will be classified a partnership for Federal income tax purposes. Finally, a majority-in-interest of the Limited Partners may at any time remove the General Partner of the Partnership and elect a successor General Partner.

Item 13.  Certain Relationships and Related Transactions

The General Partner manages all of the Partnership's affairs. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership and the General Partner's interests in the Partnership, as discussed in Item 11 and in the notes to the Partnership's financial statements.

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements

(a)(1)   Financial statements included in Part II hereof:

         Report of Independent Certified Public Accountants
         Independent Auditors' Report
         Balance Sheets, December 31, 1998 and 1997
         Statements of Operations  for the years ended  December 31, 1998,  1997 and 1996
         Statements of Partners'  Equity (Deficit)  for the years ended December
          31, 1998, 1997 and 1996
         Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996 Notes to Financial Statements

(a)(2)   Financial statement schedules included in Part IV hereof:

         Report of Independent Certified Public Accountants on  Financial State-
          ment Schedule
         Schedule III - Real Estate Owned by Local Limited Partnerships

(b)      Reports on Form 8-K

1. A Form 8-K dated December 16, 1998 was filed on December 22, 1998 reporting the dismissal of the Partnership's former auditors and the engagement of new auditors. No financial statements were included.

(c)      Exhibits

3.1 Articles of incorporation and by-laws: The registrant is not incorporated. The Partnership Agreement is included as Exhibit B to the Prospectus which is included in Post-Effective No 11 to Registration Statement on Form S-11 dated May 24, 1995 incorporated herein by reference as Exhibit 3.

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

10.5 Second Amended and Restated Agreement of Limited Partnership of South-cove Associates filed as exhibit 10.1 to Form 8-K dated August 8, 1994 is hereby incorporated herein by reference as exhibit 10.5.

10.6 Third Amended and Restated Agreement of Limited Partnership of South-cove Associates filed as exhibit 10.2 to Form 8-K dated August 8, 1994 is hereby incorporated herein by reference as exhibit 10.6.

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

10.9 Second Amendment to Amended and Restated Agreement of Limited Partner-ship of Mountainview Apartments Limited Partnership filed as exhibit
         10.2 to Form 8-K dated September 21, 1994 is hereby incorporated herein by reference as exhibit 10.9.

10.10 Amended and Restated Agreement of Limited Partnership of Pecan Grove Limited Partnership filed as exhibit 10.3 to Form 8-K dated September 21, 1994 is hereby incorporated herein by reference as exhibit 10.10.

10.11 Second Amendment to Amended and Restated Agreement of Limited Partner-ship of Pecan Grove Limited Partnership filed as exhibit 10.4 to Form 8-K dated September 21,1994 is hereby incorporated herein by reference as exhibit 10.11.

10.12 Second Amendment to and Entire Restatement of the Agreement of Limited Partnership of Autumn Trace Associates, Ltd. filed as exhibit 10.1 to Form 8-K dated October 31, 1994 is hereby incorporated herein by reference as exhibit 10.12.

10.13 Amended and Restated Agreement of Limited Partnership of EW, a Wiscons-in Limited Partnership filed as exhibit 10.2 to Form 8-K dated October 31, 1994 is hereby incorporated herein by reference as exhibit 10.13.

10.14    Agreement  of  Limited Partnership  of  Klimpel  Manor, Ltd.  filed as exhibit 10.3 to Form 8-K dated September 21, 1994 is hereby incorporat-ed herein by reference as exhibit 10.14.

10.15 Amended and Restated Agreement of Limited Partnership of Hickory Lane Associates Limited filed as exhibit 10.15 to Form 10-K dated December 31, 1995 is hereby incorporated herein by reference as exhibit 10.15.

10.16 Amended and Restated Agreement of Limited Partnership of Honeysuckle Court Associates, Ltd. filed as exhibit 10.16 to Form 10-K dated December 31,1995 is hereby incorporated herein by reference as exhibit 10.16.

10.17 Amended and Restated Agreement of Limited Partnership of Walnut Turn Associates, Ltd. filed as exhibit 10.17 to Form 10-K dated December 31, 1995 is hereby incorporated herein by reference as exhibit 10.17.

10.18 Amended and Restated Agreement of Limited Partnership of Pioneer Stre-et Associates, a California limited partnership filed as exhibit
         10.1 to Form 8-K dated July 5, 1995 is hereby incorporated herein by reference as exhibit 10.18.

(d)      Financial  statement  schedule  follows,  as set forth in subsection
         (a)(2) hereof.

              Report of Independent Certified Public Accountants on
                          Financial Statement Schedule





To the Partners
WNC Housing Tax Credit Fund IV, L.P., Series 2


The audit referred to in our report dated April 9, 1999, relating to the 1998 financial statements of WNC Housing Tax Credit Fund IV, L.P., Series 2 (the "Partnership"), which is contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedule. The financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

In our opinion, such financial statement schedule presents fairly, in all material respects, the financial information set forth therein.



                                                       BDO SEIDMAN, LLP


Orange County, California
April 9, 1999

WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships

                                                 -----------------------------------------------------------------------------------
                                                                                 As of December 31, 1998
                                                 -----------------------------------------------------------------------------------
                                          Partnership's Total   Amount of      Encumbrances of   Property
                                          Investment in Local   Investment     Local Limited        and     Accumulated    Net Book
Partnership Name              Location    Limited Partnerships  Paid to Date   Partnerships      Equipment  Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------

Apartment Housing of          East Brewton,
East Brewton, Ltd.            Alabama            $ 1,255,000   $  828,000     $ 1,011,000   $ 1,961,000   $         -    $ 1,961,000


Autumn Trace Associates,      Silsbee, Texas         412,000      412,000       1,269,000     2,059,000       394,000      1,665,000
Ltd.

Broken Bow Apartments I,      Broken Bow,
Limited Partnership           Nebraska               608,000      546,000         750,000     1,383,000        49,000      1,334,000

Candleridge Apartments        Waukee, Iowa           125,000      125,000         685,000       873,000       112,000        761,000
of Waukee L.P. II

Chadwick Limited              Edan, North
Partnership                   Carolina               378,000      378,000       1,571,000     2,011,000       207,000      1,804,000

Comanche Retirement           Comanche, Texas        136,000      136,000         594,000       748,000        97,000        651,000
Village, Ltd.

Crossings II Limited          Portage,
Dividend Housing              Michigan               432,000      361,000       6,074,000     6,952,000       273,000      6,679,000
Association Limited
Partnership

EW, a Wisconsin Limited       Evansville,
Partnership                   Wisconson              164,000      164,000         628,000       869,000       156,000        713,000

Garland Street Limited        Malvarn,
Partnership                   Arkansas               164,000      164,000         699,000       918,000       164,000        754,000

Hereford Seniors              Hereford,
Community, Ltd.               Texas                  167,000      167,000         804,000     1,006,000        94,000        912,000

Hickory Lane                  Newton, Texas          174,000      174,000         597,000       924,000        97,000        827,000
Associates, Ltd



WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships

                                                 -----------------------------------------------------------------------------------
                                                                                 As of December 31, 1998
                                                 -----------------------------------------------------------------------------------
                                          Partnership's Total   Amount of      Encumbrances of   Property
                                          Investment in Local   Investment     Local Limited        and     Accumulated    Net Book
Partnership Name              Location    Limited Partnerships  Paid to Date   Partnerships      Equipment  Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------

Honeysuckle Court             Vidor, Texas       $   339,000   $    339,000   $ 1,168,000   $ 1,780,000  $    195,000    $ 1,585,000
Associates, Ltd.

Klimpel Manor, Ltd            Fullerton,
                              California           1,774,000      1,774,000     1,984,000     3,576,000       437,000      3,139,000

Lamesa Seniors                Lamesa, Texas          143,000        143,000       675,000       818,000       114,000        704,000
Community, Ltd.

Laredo Heights                Navasota, Texas        225,000        225,000     1,001,000     1,349,000        98,000      1,251,000
Apartments Ltd.

Mountainview Apartments       North Wilkesboro,
Limited Partnership           North Carolina         195,000        195,000     1,002,000     1,211,000       140,000      1,071,000


Palestine Seniors             Palestine, Texas       225,000        225,000     1,132,000     1,384,000       164,000      1,220,000
Community, Ltd.

Pecan Grove Limited           Forrest City,
Partnership                   Arkansas               240,000        240,000     1,118,000     1,397,000       250,000      1,147,000

Pioneer Street                Bakersfield,
Associates                    California           2,222,000      2,222,000     1,903,000     4,086,000       581,000      3,505,000

Sidney Apartments I,          Sidney, Nebraska       530,000        484,000       444,000     1,419,000       100,000      1,319,000
Limited Partnership

Southcove Associates          Orange Cove,
                              Califonia            2,000,000      2,000,000     1,538,000     3,445,000       500,000      2,945,000

Walnut Turn Associates,       Buna, Texas            188,000        188,000       692,000     1,015,000       108,000        907,000
Ltd.                                              ----------     ----------    ----------    ----------     ---------     ----------
                                                 $12,096,000    $11,490,000   $27,339,000   $41,184,000    $4,330,000    $36,854,000
                                                  ==========     ==========    ==========    ==========     =========     ==========

WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships

                                  -----------------------------------------------------------------------------------
                                                         For the year ended December 31, 1998
                                  -----------------------------------------------------------------------------------
                                                                      Year                      Estimated
                                                                    Investment                  Useful Life
Partnership Name             Rental Income         Net loss         Acquired      Status        (Years)
---------------------------------------------------------------------------------------------------------------------

Apartment Housing of                                                                           Not
East Brewton, Ltd.              $        -       $         -             1998    Est. 1999     Determined


Autumn Trace Associates,
Ltd.                               206,000           (43,000)            1994    Completed     27.5 Years

Broken Bow Apartments I,
Limited Partnership                 39,000          (117,000)            1996    Completed       40 Years

Candleridge Apartments of
Waukee L.P. II                     116,000            (8,000)            1995    Completed     27.5 Years

Chadwick Limited Partnership       188,000           (18,000)            1994    Completed       50 Years

Comanche Retirement Village,
Ltd.                                63,000           (21,000)            1994    Completed       30 Years

Crossings II Limited Dividend
Housing Association Limited
Partnership                        692,000           (19,000)            1997    Completed       40 Years

EW, a Wisconsin Limited
Partnership                        105,000           (20,000)            1994    Completed     27.5 Years

Garland Street Limited
Partnership                         66,000           (26,000)            1994    Completed     27.5 Years

Hereford Seniors Community,
Ltd.                                89,000            (7,000)            1995    Completed       40 Years

Hickory Lane Associates, Ltd        81,000           (13,000)            1995    Completed     27.5 Years

Honeysuckle Court Associates,
Ltd.                               191,000           (18,000)            1995    Completed     27.5 Years

Klimpel Manor, Ltd                 344,000           (85,000)            1994    Completed       40 Years

Lamesa Seniors Community,
Ltd.                                84,000            (8,000)            1994    Completed       40 Years

Laredo Heights Apartments Ltd.     166,000            (9,000)            1996    Completed       45 Years

Mountainview Apartments Limited
Partnership                         90,000           (11,000)            1994    Completed       40 Years

Palestine Seniors Community,
Ltd.                               135,000            (1,000)            1994    Completed       40 Years


WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships

                                  -----------------------------------------------------------------------------------
                                                         For the year ended December 31, 1998
                                  -----------------------------------------------------------------------------------
                                                                    Year                  Estimated
                                                                  Investment              Useful Life
Partnership Name             Rental Income       Net loss          Acquired   Status      (Years)
---------------------------------------------------------------------------------------------------------------------

Pecan Grove Limited
Partnership                        114,000       (46,000)           1994    Completed     27.5 Years

Pioneer Street Associates          507,000       (37,000)           1995    Completed     27.5 Years

Sidney Apartments I,
Limited Partnership                 77,000       (42,000)           1996    Completed       40 Years

Southcove Associates               218,000      (102,000)           1994    Completed     27.5 Years

Walnut Turn Associates,
Ltd.                       $       129,000    $  (17,000)           1995    Completed     27.5 Years
                                ----------      --------

                           $     3,700,000    $ (668,000)
                                ==========      ========




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

WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2

By:  WNC Tax Credit Partners IV, L.P.  General Partner of the Registrant
Date:

By:  WNC & Associates, Inc.  General Partner of WNC Tax Credit Partners IV, L.P.
Date:


By:  /s/ John B. Lester, Jr.
John B. Lester, Jr., President of WNC & Associates, Inc.

Date: July 13, 1999


By:  /s/ Michael L. Dickenson
Michael L. Dickenson, Vice-President -
Chief Financial Officer of WNC & Associates, Inc.

Date: July 13, 1999


By:  /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr., General Partner

Date: July 13, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr., Chairman of the Board of WNC & Associates, Inc.

Date: July 13, 1999



By: /s/ John B. Lester, Jr.
John B. Lester, Jr., Director of WNC & Associates, Inc.

Date: July 13, 1999


By:  /s/ David N. Shafer
David N Shafer, Director of WNC & Associates, Inc.

Date: July 13, 1999