Form 10-K
period 1999-03-31
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 1999-08-09
CIK 913497

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

   O ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                    For the fiscal year ended _______________

                                       OR

      X TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        For the transition period from January 1, 1999 to March 31, 1999

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

                                      NONE

PART I.

Item 1.  Business

Organization

WNC Housing Tax Credit Fund IV, L.P., Series 2 (the "Partnership") is a California Limited Partnership formed under the laws of the State of California on September 27, 1993. The Partnership was formed to acquire limited partnership interests in other limited partnerships or limited liability companies ("Local Limited Partnerships") which own multifamily housing complexes that are eligible for low-income housing federal and, in some cases, California income tax credits (the "Low Income Housing Credit").

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

In general, in order to avoid recapture of Low Income Housing Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, as amended by Supplements to the Prospectus thereto (the "Partnership Agreement"), will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell its Housing Complex, it is anticipated that the local general partner ("Local General Partner") will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Credits.

As of March 31, 1999, the Partnership had invested in twenty-two Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

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

Item 2.  Properties

Through its investment in Local Limited Partnerships the Partnership holds limited partnership interests in Housing Complexes. The following table reflects the status of the twenty-two Housing Complexes as of the dates and for the periods indicated.


                                                         -----------------------------  --------------------------------------------
                                                              As of March 31, 1999                As of December 31, 1998
                                                         -----------------------------  --------------------------------------------
                                                        Partnership's                                                   Encumbrances
                                                        Total Investment  Amount of                      Estimated Low  of Local
                                      General Partner   in Local Limited  Investment    Number    Occu-  Income Housing Limited
Partnership Name        Location      Name              Partnerships      Paid to Date  of Units  pancy  Credits        Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Apartment Housing of    East          Apartment Developers
East Brewton, Ltd.      Brewton,      Inc. and Thomas H.
                        Alabama       Cooksey                $ 1,255,000 $   941,000     40          0%    No Form 8609 $  1,011,000

Autumn Trace            Silsbee,      Olsen Securities Corp.     412,000     412,000     58        100%    $    714,000    1,269,000
Associates, Ltd.        Texas

Broken Bow Apartments   Broken Bow,   Retro Development,
I, Limited Partnership  Nebraska      Inc.                       608,000     546,000     16         88%       1,127,000      750,000

Candleridge Apartments  Waukee,       Eric A. Sheldahl           125,000     125,000     23        100%         230,000      685,000
of Waukee L.P. II       Iowa

Chadwick Limited        Edan, North   Boyd Management, Inc.
Partnership             Carolina      Gordon L. Blackwell
                                      and Regency
                                      Investment Associates      378,000     378,000     48        100%         735,000    1,571,000

Comanche Retirement     Comanche,     Max L. Rightmer            136,000     136,000     22         92%         265,000      594,000
Village, Ltd.           Texas

Crossings II Limited    Portage,      Raymond T. Cato, Jr.       432,000     432,000    114         81%         739,000    6,074,000
Dividend Housing        Michigan
Association Limited
Partnership

EW, a Wisconsin         Evansville,   Philip Wallis, James
Limited Partnership     Wisconson     Poehlman, Cynthia
                                      Solfest Wallis, and
                                      Anita Poehlman             164,000     164,000     16        100%         306,000      628,000

                                                         -----------------------------  --------------------------------------------
                                                              As of March 31, 1999                As of December 31, 1998
                                                         -----------------------------  --------------------------------------------
                                                        Partnership's                                                   Encumbrances
                                                        Total Investment  Amount of                      Estimated Low  of Local
                                      General Partner   in Local Limited  Investment    Number    Occu-  Income Housing Limited
Partnership Name        Location      Name              Partnerships      Paid to Date  of Units  pancy  Credits        Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Garland Street Limited  Malvarn,      Conrad L. Beggs,
Partnership             Arkansas      Audrey D. Beggs,
                                      Russell J. Altizer,
                                      and Marjorie L. Beggs     164,000     164,000      18        100%         319,000      699,000

Hereford Seniors        Hereford,     Winston Sullivan          167,000     167,000      28         96%         330,000      804,000
Community, Ltd.         Texas

Hickory Lane            Newton,       Olsen Securities Corp.    174,000     174,000      24         98%         320,000     597,000
Associates, Ltd         Texas

Honeysuckle Court       Vidor,        Olsen Securities Corp     339,000     339,000      48        100%         622,000    1,168,000
Associates, Ltd.        Texas

Klimpel Manor, Ltd      Fullerton,    Klimpel Manor
                        California    Apartments              1,774,000   1,774,000      59         96%       3,360,000    1,984,000

Lamesa Seniors          Lamesa,       Winston Sullivan          143,000     143,000      24         98%         284,000      675,000
Community, Ltd.         Texas

Laredo Heights          Navasota,     Donald W. Sowell          225,000     225,000      48         96%         413,000    1,001,000
Apartments Ltd.         Texas

Mountainview            North         John C. Loving and
Apartments Limited      Wilkesboro,   Gordon D. Brown, Jr.      195,000     195,000      24        100%         387,000    1,002,000
Partnership             North
                        Carolina

Palestine Seniors       Palestine,    Winston Sullivan          225,000     225,000      42        100%         446,000    1,132,000
Community, Ltd.         Texas

Pecan Grove Limited     Forrest       Conrad Beggs, Audrey
Partnership             City,         Beggs and Russell
                        Arkansas      Altizer                   240,000     240,000      32         98%         486,000    1,118,000

                                                         -----------------------------  --------------------------------------------
                                                              As of March 31, 1999                  As of December 31, 1998
                                                         -----------------------------  --------------------------------------------
                                                        Partnership's                                                   Encumbrances
                                                        Total Investment  Amount of                      Estimated Low  of Local
                                      General Partner   in Local Limited  Investment    Number    Occu-  Income Housing Limited
Partnership Name        Location      Name              Partnerships      Paid to Date  of Units  pancy  Credits        Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Pioneer Street          Bakersfield,  Philip R. Hammond,
Associates              California    Jr. and Walter A.
                                      Dwelle                   2,222,000   2,222,000     112        78%       4,116,000    1,903,000

Sidney Apartments I,    Sidney,       Retro Development,
Limited Partnership     Nebraska      Inc.  And Most
                                      Worshipful Prince
                                      Hall Grand Lodge           530,000     484,000      18       100%    No Form 8609      444,000

Southcove Associates    Orange Cove,  Philip R. Hammond,       2,000,000   2,000,000      54       100%       3,585,000    1,538,000
                        Califonia     Jr. and Diane M.
                                      Hammond

Walnut Turn             Buna,         Olsen Securities Corp.     188,000     188,000      24       100%         344,000      692,000
Associates, Ltd.        Texas                                 ----------  ----------     ---       ----      ----------   ----------
                                                            $ 12,096,000 $11,674,000     892        92%    $ 19,128,000 $ 27,339,000
                                                              ==========  ==========     ===       ====      ==========   ==========


                                            -----------------------------------------------------------------------
                                                               For the year ended December 31, 1998
                                            -----------------------------------------------------------------------
                                                                                        Low Income Housing Credits
Partnership Name                            Rental Income               Net loss        Allocated to Partnership
--------------------------------------------------------------------------------------------------------------------
Apartment Housing of East
Brewton, Ltd.                               $         -             $          -                          98.99%

Autumn Trace Associates, Ltd.                    206,000                 (43,000)                         95.00%

Broken Bow Apartments I,
Limited Partnership                               39,000                (117,000)                         99.00%

Candleridge Apartments of
Waukee L.P. II                                   116,000                  (8,000)                         99.00%

Chadwick Limited Partnership                     188,000                 (18,000)                         99.00%

Comanche Retirement Village,
Ltd.                                              63,000                 (21,000)                         99.00%

Crossings II Limited Dividend
Housing Association Limited
Partnership                                      692,000                 (19,000)                         98.99%

EW, a Wisconsin Limited
Partnership                                      105,000                 (20,000)                         99.00%

Garland Street Limited
Partnership                                       66,000                 (26,000)                         99.00%

Hereford Seniors Community,
Ltd.                                              89,000                  (7,000)                         99.00%

Hickory Lane Associates, Ltd                      81,000                 (13,000)                         99.00%

Honeysuckle Court Associates,
Ltd.                                             191,000                 (18,000)                         95.00%

Klimpel Manor, Ltd                               344,000                 (85,000)                         96.00%


                                            -----------------------------------------------------------------------
                                                               For the year ended December 31, 1998
                                            -----------------------------------------------------------------------
                                                                                        Low Income Housing Credits
Partnership Name                            Rental Income               Net loss        Allocated to Partnership
--------------------------------------------------------------------------------------------------------------------
Lamesa Seniors Community, Ltd.                    84,000                  (8,000)                         99.00%

Laredo Heights Apartments Ltd.                   166,000                  (9,000)                         99.00%

Mountainview Apartments
Limited Partnership                               90,000                 (11,000)                         99.00%

Palestine Seniors Community,
Ltd.                                             135,000                  (1,000)                         99.00%

Pecan Grove Limited Partnership                  114,000                 (46,000)                         99.00%

Pioneer Street Associates                        507,000                 (37,000)                         99.00%

Sidney Apartments I, Limited
Partnership                                       77,000                 (42,000)                         99.00%

Southcove Associates                             218,000                (102,000)                         99.00%

Walnut Turn Associates, Ltd.                     129,000                 (17,000)                         99.00%
                                               ---------                --------
                                            $  3,700,000            $   (668,000)
                                               =========                ========


Item 3.  Legal Proceedings

NONE.

Item 4.  Submission of Matters to a Vote of Security Holders

NONE.

PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Item 5a.

(a) The Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Unit and none exists. Units can be assigned only if certain requirements in the Partnership Agreement are satisfied.

(b)  At March 31, 1999, there were 838 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d) No unregistered securities were sold by the Partnership during the three months ended March 31, 1999.

Item 5b.

NOT APPLICABLE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                               March 31                                      December 31
                       --------------------------  ----------------------------------------------------------------

                               1999         1998         1998         1997         1996         1995         1994
                               ----         ----         ----         ----         ----         ----         ----
                                      (Unaudited)
ASSETS
Cash and cash
  equivalents          $    552,348 $  1,383,197 $    738,364 $  1,480,862 $  2,371,389 $  5,285,730 $    720,130
Subscriptions
  receivable                      -            -            -            -            -            -      597,100
Investments in
  limited
  partnerships, net      10,092,782    9,510,560   10,274,595    9,738,583   10,096,100    9,417,744    6,235,586
Due from affiliate                -            -            -            -       53,200            -            -
Loans receivable                  -      259,496            -      259,496            -            -      880,760
Other assets                    998       18,796        2,534       20,245       10,956       29,568        2,128
                        -----------  -----------  -----------  -----------  -----------  -----------  -----------
                       $ 10,646,128 $ 11,172,049 $ 11,015,493 $ 11,499,186 $ 12,531,645 $ 14,733,042 $  8,435,704
                        ===========  ===========  ===========  ===========  ===========  ===========  ===========
LIABILITIES
Payables  to limited
  partnerships         $    421,025 $    275,392 $    605,517 $    411,543 $    666,716 $  2,134,797 $  3,276,750
Accrued interest
  payable                         -            -            -            -            -            -          404
Loan payable                      -            -            -            -            -            -      280,569
Accrued fees and
  expenses due to
  general partner
  and affiliates             29,722        3,195       28,066        1,137        9,339      146,685      414,501

PARTNERS' EQUITY         10,195,381   10,893,462   10,381,910   11,086,506   11,855,590   12,451,560    4,463,480
                        -----------  -----------  -----------  -----------  -----------  -----------  -----------
                       $ 10,646,128 $ 11,172,049 $ 11,015,493 $ 11,499,186 $ 12,531,645 $ 14,733,042 $  8,435,704
                        ===========  ===========  ===========  ===========  ===========  ===========  ===========

                                       10

Selected results of operations, cash flows and other information for the Partnership are as follows:

                           For the Three Months                           For the Years Ended
                              Ended March 31                                  December 31
                         -------------------------  ----------------------------------------------------------------
                               1999          1998         1998         1997         1996         1995         1994
                               ----          ----         ----         ----         ----         ----         ----
                                       (Unaudited)
Income (loss) from
  operations            $   (21,846)  $    (1,492)  $  (50,484) $   (31,969) $    55,374  $    56,606  $   (25,432)
Equity in losses of
  limited
  partnerships             (164,683)     (191,552)    (658,728)    (737,115)    (628,631)    (628,521)    (239,118)
                           --------      --------     --------     --------     --------     --------     --------
Net loss                $  (186,529)  $  (193,044)  $ (709,212) $  (769,084) $  (573,257) $  (571,915) $  (264,550)
                           ========      ========     ========     ========     ========     ========     ========
Net loss allocated to:
   General partner      $    (1,865)  $    (1,930)  $   (7,092) $    (7,691) $    (5,733) $    (5,719) $    (2,646)
                           ========      ========     ========     ========     ========     ========     ========
   Limited partners     $  (184,664)  $  (191,114)  $ (702,120) $  (761,393) $  (567,524) $  (566,196) $  (261,904)
                           ========      ========     ========     ========     ========     ========     ========
Net loss per limited
  partner unit          $    (11.84)  $    (12.25)  $   (45.01) $    (48.81) $    (36.38) $    (46.90) $    (92.74)
                           ========      ========     ========     ========     ========     ========     ========
Outstanding weighted
  limited partner
  units                      15,600        15,600       15,600       15,600       15,600       12,073        2,824
                           ========      ========     ========     ========     ========     ========     ========

                          ------------------------  ----------------------------------------------------------------
                           For the Three Months                           For the Years Ended
                              Ended March 31                                  December 31
                          ------------------------  ----------------------------------------------------------------
                               1999          1998         1998         1997         1996         1995         1994
                               ----          ----         ----         ----         ----         ----         ----
                                       (Unaudited)
Net cash provided by
  (used in):
  Operating activities  $    (8,424)  $    12,245   $   26,255  $    52,765  $    60,895  $    54,970  $   (25,518)
  Investing activities     (177,592)     (109,910)    (768,753)    (935,090)  (2,837,890)  (5,315,585)  (4,655,255)
  Financing activities            -             -            -       (8,202)    (137,346)   9,826,215    5,400,903
                           --------     ---------    ---------    ---------    ---------    ---------    ---------
Net change in cash and
  cash equivalents         (186,016)      (97,665)    (742,498)    (890,527)  (2,914,341)   4,565,600      720,130

Cash and cash
  equivalents,
  beginning of period       738,364     1,480,862    1,480,862    2,371,389    5,285,730      720,130            -
                           --------     ---------    ---------    ---------    ---------    ---------    ---------
Cash and cash
  equivalents,
  end of period         $   552,348   $ 1,383,197   $  738,364  $ 1,480,862  $ 2,371,389  $ 5,285,730  $   720,130
                          =========     =========    =========    =========    =========    =========    =========

Low Income  Housing  Credit per Unit was as follows for the years ended December 31:
                               1998          1997         1996         1995         1994
                               ----          ----         ----         ----         ----
Federal                 $       124   $       113   $      105  $        76  $        29
State                             -             -            -            -            -
                             ------        ------       ------       ------       ------
Total                   $       124   $       113   $      105  $        76  $        29
                             ======        ======       ======       ======       ======

                                       11

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

The Partnership's assets at March 31, 1999 consisted primarily of $552,348 in cash and aggregate investments in the twenty-two Local Limited Partnerships of $10,092,782. Liabilities at March 31, 1999 primarily consisted of $421,025 in payables to limited partnerships and $26,759 of accrued annual management fees due to the General Partner.

Results of Operations

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998. The Partnership's net loss for the three months ended March 31, 1999 was $187,000 reflecting a decrease of $6,000 from the net loss experienced for the three months ended March 31, 1998. The decline in net loss is primarily due to equity in losses of limited partnerships which declined by $27,000 to $(165,000) for the three months ended March 31, 1999 from $(192,000) for the three months ended March 31, 1998. The reduction in equity losses recognized was partially offset by an increase in loss from operations of $21,000 to $(22,000) for the three months ended March 31, 1999 from $(1,000) for the three months ended March 31, 1998, due to a comparable increase in operating expense allocations and a decrease in interest income.

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

Cash Flows

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998. Net cash used during the three months ended March 31, 1999 was $(186,000), compared to net cash used during the three months ended March 31, 1998 of $(98,000). The change was due primarily to an increase in investments in limited partnerships of $72,000 and an increase in cash used for operating activities of $20,000, partially offset by an increase in distributions from limited partnerships of $4,000.

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

During the three months ended March 31, 1999 and the year ended December 31, 1998 accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $2,000 and $27,000, respectively. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future forseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at March 31, 1999, to be sufficient to meet all currently forseeable future cash requirements.

IMPACT OF YEAR 2000

WNC & Associates, Inc.

Status of Readiness

Information Technology (IT) Systems. The Partnership relies on the IT systems of WNC, its ultimate general partner. IT systems include computer hardware and software used to produce financial reports and tax return information. This information is then used to generate reports to investors and regulatory agencies, including the Internal Revenue Service and the Securities and Exchange Commission. The IT systems of WNC are year 2000 compliant.

Non-IT Systems. The Partnership also relies on the non-IT systems of WNC. Non-IT systems include machinery and equipment such as telephones, voice mail and electronic postage equipment. Except for one telephone system, the non-IT systems of WNC are year 2000 compliant. The one telephone system will require the replacement of one computer and one software application, both of which will be completed on or before October 1, 1999.

Service Providers. WNC also relies on the IT and non-IT systems of service providers. Service providers include utility companies, financial institutions, telecommunications carriers, municipalities, and other outside vendors. WNC has obtained verbal assurances from its material service providers (electrical power provider, financial institutions and telecommunications carriers) that their IT and non-IT systems are year 2000 compliant. There can be no assurance that this compliance information is correct. There also can be no assurance that the systems of other, less-important service providers and outside vendors will be year 2000 compliant.

Costs to Address Year 2000 Issues

The cost to address year 2000 issues for WNC has been less than $20,000. The cost to replace the telephone system noted above will be less than $5,000. The cost to deal with potential year 2000 issues of other outside vendors cannot be estimated at this time.

Risk of Year 2000 Issues

The most reasonable and likely result from non-year 2000 compliance of systems of the service providers noted above will be the disruption of normal business operations for WNC. This disruption would, in turn, lead to delays in performing reporting and fiduciary responsibilities on behalf of the Partnership. The worst case scenario would be the replacement of a service provider. These delays would likely be temporary and would likely not have a material effect on the Partnership or WNC.

Local Limited Partnerships

Status of Readiness

WNC is in the process of obtaining year 2000 certifications from each Local General Partner of each Local Limited Partnership. Those certifications will represent to the Partnership that the IT and non-IT systems critical to the operation of the Housing Complexes and investor reporting to the Partnership are year 2000 compliant. These certifications will also represent to the Partnership that the IT and non-IT systems of property management companies, independent accountants, electrical power providers, financial institutions and telecommunications carriers used by the Local Limited Partnership are year 2000 compliant.

There can be no assurance that the representations in the certifications will be correct. There also can be no assurance that the systems of other, less-important service providers and outside vendors, upon which the Local Limited Partnerships rely, will be year 2000 compliant.

Costs to Address Year 2000 Issues

There will be no cost to the Partnership as a result of assessing year 2000 issues for the Local Limited Partnerships. The cost to deal with potential year 2000 issues of the Local Limited Partnerships cannot be estimated at this time.

Risk of Year 2000 Issues

There may be Local General Partners who indicate that they or their property management company are not year 2000 compliant and do not have plans to become year 2000 compliant before the end of 1999. There may be other Local General Partners who are unwilling to respond to the certification request. The most likely result of either non-compliance or failure to respond will be the removal and replacement of the property management company and/or the Local General Partner with year 2000 compliant operators.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

               Report of Independent Certified Public Accountants


To the Partners
WNC Housing Tax Credit Fund IV, L.P., Series 2


We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund IV, L.P., Series 2 (a California Limited Partnership) (the "Partnership") as of March 31, 1999 and December 31, 1998, and the related statements of operations, partners' equity (deficit) and cash flows for the three months ended March 31, 1999 and the year ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 3 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investments in limited partnerships audited by other auditors represented 75% and 72% of the total assets of the Partnership at March 31, 1999 and December 31, 1998, respectively. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund IV, L.P., Series 2 (a California Limited Partnership) as of March 31, 1999 and December 31, 1998, and the results of its operations and its cash flows for the three months ended March 31, 1999 and the year ended December 31, 1998, in conformity with generally accepted accounting principles.




                                             /s/ BDO SEIDMAN, LLP
                                             BDO SEIDMAN, LLP

Orange County, California
July 30, 1999

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



                                                /s/ CORBIN & WERTZ
                                                CORBIN & WERTZ

Irvine, California
April 23, 1998

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                            March 31                         December 31
                                                  ------------------------------    ------------------------------
                                                      1999             1998             1998             1997
                                                      ----             ----             ----             ----
  ASSETS                                                           (Unaudited)

  Cash and cash equivalents                     $      552,348   $    1,383,197   $      738,364   $    1,480,862
  Investments in limited partnerships,
    net (Note 3)                                    10,092,782        9,510,560       10,274,595        9,738,583
  Loans receivable (Note 2)                                  -          259,496                -          259,496
  Other assets                                             998           18,796            2,534           20,245
                                                   -----------      -----------      -----------      -----------
                                                $   10,646,128   $   11,172,049   $   11,015,493   $   11,499,186
                                                   ===========      ===========      ===========      ===========
  LIABILITIES AND PARTNERS' EQUITY
    (DEFICIT)

  Liabilities:
    Payables to limited partnerships (Note 5)   $      421,025   $      275,392   $      605,517   $      411,543
    Accrued fees and expenses due to General
      Partner and affiliates (Note 4)                   29,722            3,195           28,066            1,137
                                                   -----------      -----------      -----------      -----------
       Total liabilities                               450,747          278,587          633,583          412,680
                                                   -----------      -----------      -----------      -----------
  Commitments and contingencies

  Partners' equity (deficit):
    General partner                                    (50,358)         (43,377)         (48,493)         (41,447)
    Limited partners (20,000 units
      authorized; 15,600 units
      issued and outstanding)                       10,245,739       10,936,839       10,430,403       11,127,953
                                                   -----------      -----------      -----------      -----------
           Total partners' equity                   10,195,381       10,893,462       10,381,910       11,086,506
                                                   -----------      -----------      -----------      -----------
                                                $   10,646,128   $   11,172,049   $   11,015,493   $   11,499,186
                                                   ===========      ===========      ===========      ===========


                 See accompanying notes to financial statements
                                       17

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                                         For the Three Months Ended
                                                  March 31                      For the Years Ended December 31
                                         ----------------------------   -------------------------------------------
                                                1999            1998           1998            1997           1996
                                                ----            ----           ----            ----           ----
                                                          (Unaudited)
Interest income                        $       6,850   $      21,520  $      47,017   $      74,570  $     161,610

Operating expenses:
  Amortization (Note 3)                       10,230          10,230         32,099          40,823         40,109
  Asset management fees (Note 4)              10,725          10,725         42,900          42,900         42,900
  Interest expense                                 -               -              -               -          5,350
  Other                                        7,741           2,057         22,502          22,816         17,877
                                           ---------      ----------      ---------       ---------      ---------
         Total operating expenses             28,696          23,012         97,501         106,539        106,236
                                           ---------      ----------      ---------       ---------      ---------

Income (loss) from operations                (21,846)         (1,492)       (50,484)        (31,969)        55,374

Equity in losses of limited
  partnerships (Note 3)                     (164,683)       (191,552)      (658,728)       (737,115)      (628,631)
                                           ---------      ----------      ---------       ---------      ---------
Net loss                               $    (186,529)  $    (193,044) $    (709,212)  $    (769,084) $    (573,257)
                                           =========      ==========      =========       =========      =========
Net loss allocated to:
   General partner                     $      (1,865)  $      (1,930) $      (7,092)  $      (7,691) $      (5,733)
                                           =========      ==========      =========       =========      =========
   Limited partners                    $    (184,664)  $    (191,114) $    (702,120)  $    (761,393) $    (567,524)
                                           =========      ==========      =========       =========      =========
Net loss per limited partner unit      $      (11.84)  $      (12.25) $      (45.01)  $      (48.81) $      (36.38)
                                           =========      ==========      =========       =========      =========

Outstanding weighted limited
  partner units                               15,600          15,600         15,600          15,600         15,600
                                           =========      ==========      =========       =========      =========

                 See accompanying notes to financial statements
                                       18

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                  For The Three Months Ended March 31, 1999 and
              For The Years Ended December 31, 1998, 1997 and 1996


                                        General       Limited
                                        Partner       Partners          Total
                                        -------       --------          -----

Partners' equity (deficit) at
  January 1, 1996                  $   (27,796)  $  12,479,356   $   12,451,560

Offering costs                            (227)        (22,486)         (22,713)

Net loss                                (5,733)       (567,524)        (573,257)
                                      --------      ----------       ----------
Partners' equity (deficit)
  at December 31, 1996                 (33,756)     11,889,346       11,855,590

Net loss                                (7,691)       (761,393)        (769,084)
                                      --------      ----------       ----------
Partners' equity (deficit)
  at December 31, 1997                 (41,447)     11,127,953       11,086,506

Offering costs                              46           4,570            4,616

Net loss                                (7,092)       (702,120)        (709,212)
                                      --------      ----------       ----------
Partners' equity (deficit)
  at December 31, 1998                 (48,493)     10,430,403       10,381,910

Net loss                                (1,865)       (184,664)        (186,529)
                                      --------      ----------       ----------
Partners' equity (deficit)
  at March 31, 1999                $   (50,358)  $  10,245,739   $   10,195,381
                                      ========      ==========       ==========






                 See accompanying notes to financial statements
                                       19

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                        For the Three Months Ended
                                                March 31                       For the Years Ended December 31
                                       ------------------------------   --------------------------------------------

                                                1999            1998           1998            1997            1996
                                                ----            ----           ----            ----            ----
                                                          (Unaudited)
Cash flows from operating activities:
  Net loss                              $   (186,529)   $   (193,044)   $  (709,212)  $    (769,084)  $    (573,257)
  Adjustments to reconcile net
    loss to net cash provided
    by operating activities:
      Amortization                            10,230          10,230         32,099          40,823          40,109
      Equity in loss of limited
        partnerships                         164,683         191,552        658,728         737,115         628,631
      Change in other assets                   1,536          (9,276)        17,711           9,347          18,612
      Change in due from affiliates                -               -              -          34,564         (53,200)
      Change in accrued fees and
        expenses due to General
        Partner and affiliates                 1,656          12,783         26,929               -               -
                                          ----------      ----------     ----------      ----------      ----------
Net cash provided by (used in)
  operating Activities                        (8,424)         12,245         26,255          52,765          60,895
                                          ----------      ----------     ----------      ----------      ----------
Cash flows from investing activities:
  Investments in limited
    partnerships, net                       (184,492)       (112,860)    (1,037,700)       (674,929)     (2,793,730)
  Capitalized acquisition costs
    and fees                                       -               -           (465)         (8,278)        (25,347)
  Distributions from limited
    partnerships                               6,900           2,950          5,300           7,613           3,900
  Loans receivable                                 -               -        259,496        (259,496)              -
  Offering expenses                                -               -          4,616               -         (22,713)
                                          ----------      ----------     ----------      ----------      ----------
Net cash used in investing
  activities                                (177,592)       (109,910)      (768,753)       (935,090)     (2,837,890)
                                          ----------      ----------     ----------      ----------      ----------
Cash flows from financing activities:
  Advances due to general partner
    and affiliates                                 -               -              -          (8,202)       (137,346)
                                          ----------      ----------     ----------      ----------      ----------
Net cash used in financing
  activities                                       -               -              -          (8,202)       (137,346)
                                          ----------      ----------     ----------      ----------      ----------
Net decrease in cash and cash
  equivalents                               (186,016)        (97,665)      (742,498)       (890,527)     (2,914,341)

Cash and cash equivalents,
  beginning of period                        738,364       1,480,862      1,480,862       2,371,389       5,285,730
                                          ----------      ----------     ----------      ----------      ----------
Cash and cash equivalents, end of
  period                                $    552,348    $  1,383,197    $   738,364   $   1,480,862   $   2,371,389
                                          ==========      ==========     ==========      ==========      ==========

Continued

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                       For the Three Months Ended           For the Years Ended December 31
                                                March 31
                                       ----------------------------   --------------------------------------------
                                              1999            1998           1998            1997            1996
                                              ----            ----           ----            ----            ----
                                                        (Unaudited)
SUPPLEMENTAL DISCLOSURE
   OF CASH FLOW NFORMATION:
    Interest paid                    $           -   $           -  $           -   $           - $         5,350
                                       ===========     ===========    ===========     ===========     ===========

    Taxes paid                       $           -   $           -  $         800   $         800 $           800
                                       ===========     ===========    ===========     ===========     ===========

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

















                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
              For The Years Ended December 31, 1998, 1997 and 1996

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

The Partnership Agreement authorized the sale of 20,000 units at $1,000 per unit ("Units"). The offering of Units concluded in July 1995 at which time 15,600 Units representing subscriptions, net of discounts for volume purchases of more than 100 units, in the amount of $15,241,000 had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

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

Change in Reporting Year End

The Partnership has elected to change its year end for financial reporting purposes from December 31 to March 31. All financial information reflected in the financial statements and related footnotes has been adjusted for this change in year end except for the combined condensed financial information relating to the Local Limited Partnerships included in Note 3.

Due to the change in year end, unaudited financial information as of and for the three months ended March 31, 1998 is included in the financial statements for comparative purposes only. The financial statements as of and for the three months ended March 31, 1998 are unaudited but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position and results of operations of the Partnership for the interim period.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
              For The Years Ended December 31, 1998, 1997 and 1996

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

Method of Accounting For Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnership's results of operations and for any distributions received. The accounting policies of the Local Limited Partnership are consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Note 3).

Losses from Local Limited Partnerships for the years ended December 31, 1998, 1997 and 1996 have been recorded by the Partnership based on reported results provided by the Local Limited Partnerships. Losses from Local Limited
Partnerships for the three months ended March 31, 1999 and 1998 have been estimated by management of the Partnership. Losses from Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Offering Expenses

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of partners' capital and amounted to $970,717 as of March 31, 1999 and December 31, 1998, and $975,333 as of December 30, 1997.

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

Cash and Cash Equivalents

The Partnership considers highly liquid investments with maturities of three months or less when purchased to be cash equivalents. As of March 31, 1999 and December 31, 1998 and 1997, the Partnership had cash equivalents of $0, $0 and $893,070, respectively.

Concentration of Credit Risk

At March 31, 1999, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

Reporting Comprehensive Income

In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of Partners' equity and bypass net income. The Partnership adopted the provisions of this statement in 1998. For the periods presented, the Partnership has no elements of other comprehensive income, as defined by SFAS No. 130.

Reclassifications

Certain prior year balances have been reclassified to conform to the 1999 presentation.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 2 - LOANS RECEIVABLE

Loans receivable represent amounts loaned by the Partnership to certain limited partnerships in which the Partnership may invest. Loans receivable consisted of one loan with a balance of $259,496 as of December 31, 1997 which was fully collected in 1998 upon finalization of its acquisition of an interest in a new limited partnership.

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of the periods presented, the Partnership had acquired limited partnership interests in twenty-two Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 892 apartment units. As of March 31, 1999, construction or rehabilitation of all but one of the apartment complexes had been completed. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is entitled to 96% to 99%, as specified in the partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Limited Partnerships.

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at December 31, 1998 and 1997 are approximately $1,493,000 and $1,555,000, respectively, greater than the Partnership's equity as shown in the Local Limited Partnerships' financial statements. This difference is primarily due to unrecorded losses, as discussed below, acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account and to capital contributions payable to the limited partnerships which were netted against partner capital in the Local Limited Partnership's financial statements.

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. During the three months ended March 31, 1999 and the year ended December 31, 1998, no investment accounts in Local Limited Partnerships reached a zero balance.

Following is a summary of the equity method activity of the investments in limited partnerships for the periods presented:

                                                                  For the Three
                                                                  Months Ended
                                                                  March 31         For the Years Ended December 31
                                                                --------------     -------------------------------
                                                                         1999              1998             1997
                                                                --------------     -------------    -------------

Investments per balance sheet, beginning of year              $    10,274,595    $    9,738,583   $   10,096,100
Tax credit adjustment                                                       -           (23,291)               -
Capital contributions to limited partnerships, net                          -           827,482          194,036
Capital contributions to be paid                                            -           427,483          225,720
Capitalized acquisition fees and costs                                      -               465            8,278
Distributions received                                                 (6,900)           (5,300)          (7,613)
Equity in losses of limited partnerships                             (164,683)         (658,728)        (737,115)
Amortization of paid acquisition fees and costs                       (10,230)          (32,099)         (40,823)
                                                                   ----------        ----------       ----------

Investments per balance sheet, end of period                  $    10,092,782    $   10,274,595   $    9,738,583
                                                                   ==========        ==========       ==========

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS

The financial information from the individual financial statements of the Local Limited Partnerships includes rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted against interest expense. Approximate combined condensed financial information from the individual financial statements of the Local Limited Partnerships as of December 31 and for the years then ended is as follows:

                        COMBINED CONDENSED BALANCE SHEETS

                                                        1998              1997
                                                        ----              ----
ASSETS

Buildings, net of accumulated
  amortization of $4,330,000 and
  $3,095,000 as of December 1998
  and 1997, respectively                    $     33,328,000  $     34,598,000
Land                                               1,631,000         1,565,000
Construction in progress                           1,895,000                 -
Due from affiliates                                  299,000           669,000
Other assets                                       2,140,000         1,488,000
                                                 -----------       -----------
                                            $     39,293,000  $     38,320,000
                                                 ===========       ===========
LIABILITIES

Construction and mortgage loans payable $ 27,339,000 $ 26,605,000 Other liabilities (including amounts due to related parties of $1,032,000
  and $1,307,000 as of December 31,
  1998 and 1997, respectively)                     1,757,000         2,061,000
                                                 -----------       -----------
                                                  29,096,000        28,666,000
                                                 -----------       -----------
PARTNERS' CAPITAL

WNC Housing Tax Credit Fund IV, L.P.,
  Series 2                                         8,782,000         8,184,000
Other partners                                     1,415,000         1,470,000
                                                 -----------       -----------
                                                  10,197,000         9,654,000
                                                 -----------       -----------
                                            $     39,293,000  $     38,320,000
                                                 ===========       ===========

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                      1998                1997                1996
                                                      ----                ----                ----
  Revenues                                $      3,893,000    $      3,535,000    $      3,057,000

  Expenses:
    Operating expenses                           2,072,000           1,909,000           1,518,000
    Interest expense                             1,248,000           1,245,000           1,137,000
    Depreciation and amortization                1,241,000           1,134,000           1,040,000
                                              ------------        ------------        ------------
           Total expenses                        4,561,000           4,288,000           3,695,000
                                              ------------        ------------        ------------
  Net loss                                $       (668,000)   $       (753,000)   $       (638,000)
                                              ============        ============        ============
  Net loss allocable to Partnership       $       (659,000)   $       (737,000)   $       (629,000)
                                              ============        ============        ============
  Net loss recorded by the Partnership    $       (659,000)   $       (737,000)   $       (629,000)
                                              ============        ============        ============

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership is obligated to the General Partner or its affiliates for the following items:

     Acquisition fees of up to 8% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,058,950. Accumulated amortization of these capitalized costs was $131,629, $124,017 and $96,331 as of March 31, 1999 and December 31, 1998 and 1997, respectively.

     Reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.2% of the gross proceeds. As of March 31, 1999 and December 31, 1998 and 1997, the Partnership incurred acquisition costs of $169,103, $169,103 and $168,638, respectively, which have been included in investments in limited partnerships. Accumulated amortization was $19,478, $16,859 and $12,447 as of March 31, 1999 and December 31, 1998 and 1997,
     respectively.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 4 - RELATED PARTY TRANSACTIONS, continued

     An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages. Management fees of $10,725 were incurred during the three months ended March 31, 1999 and $42,900 were incurred for 1998, 1997 and 1996, respectively, of which $5,950 was paid during the three months ended March 31, 1999 and $4,616, $6,000 and $155,000 were paid during 1998, 1997 and 1996, respectively.

     A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2003 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to General Partner and affiliates consist of the following:

                                                   March 31                     December 31
                                               ---------------     -----------------------------------
                                                        1999               1998                1997
                                                        ----               ----                ----
Reimbursement for expenses paid by the
  General Partner or an affiliate           $          2,963   $          6,082    $          1,137

Asset management fee payable                          26,759             21,984                   -
                                                  ----------         ----------          ----------
Total                                       $         29,722   $         28,066    $          1,137
                                                  ==========         ==========          ==========

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

NOT APPLICABLE

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

David N. Shafer, age 47, is Senior Vice President, a Director, General Counsel, and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been involved in real estate investment and acquisition activities since 1984. Prior to joining the Sponsor in 1990, he was practicing law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

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

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or Associates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee of the greater of (i) $2,000 per multi-family housing complex or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on changes in the Consumer Price Index, however in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnerships and the Partnership's allocable share of the amount of indebtedness related to the Housing Complexes. Fees of $11,000 and $43,000 were incurred during the three months ended March 31, 1999 and the year ended December 31, 1998, respectively. The Partnership paid the General Partner or its affiliates $6,000 and $5,000 of those fees during the three months ended March 31, 1999 and the year ended December 31, 1998, respectively.

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

(c) Operating Expense. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $11,000 and $6,000 during the three months ended March 31, 1999 and the year ended December 31, 1998, respectively.

(d) Interest in Partnership. The General Partners receive 1% of the Partnership's allocated Low Income Housing Credits, which approximated $20,000 for the General Partner for the year ended December 31, 1998. The General Partner is also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partner during the three months ended March 31, 1999 or the year ended December 31, 1998.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Security Ownership of Certain Beneficial Owners


(a)  Security Ownership of Certain Beneficial Owners

     The following is the only limited partner known to the General Partner to own beneficially in excess of 5% of the outstanding Units.

      Title of Class         Name and Address of       Amount of Units  Percent
                             Beneficial Owner          Controlled       of Class
      --------------------------------------------------------------------------

      Units of Limited       Sempra Energy Financial   4,000 Units      25.6%
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

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements

(a)(1)   Financial statements included in Part II hereof:

         Report of Independent Certified Public Accountants
         Independent Auditors' Report
         Balance Sheets, March 31, 1999 and  1998 (Unaudited)  and  December 31,
           1998 and 1997
         Statements of Operations  for the three months ended March 31, 1999 and
           1998 (Unaudited) and for the years ended December 31, 1998, 1997 and 1996
         Statements of Partners' Equity (Deficit) for the for three months ended
           March 31, 1999 and the years ended December 31, 1998, 1997 and 1996
         Statements of Cash Flows for the three months ended  March 31, 1999 and
           1998  (Unaudited)  and for the years ended December 31, 1998,  1997 and 1996
         Notes to Financial Statements

(a)(2)   Financial statement schedules included in Part IV hereof:

         Report of Independent Certified Public Accountants on Financial  State-
           ment Schedules
         Schedule III - Real Estate Owned by Local Limited Partnerships

(b)      Reports on Form 8-K

1. A Form 8-K dated May 13, 1999 was filed on May 14, 1999 reporting the dismissal of the Partnership's former auditors and the engagement of new auditors. No financial statements were included.

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

10.6     Third  Amended  and  Restated  Agreement  of  Limited  Partnership   of
         Southcove Associates filed as exhibit 10.2 to Form 8-K dated August 8, 1994 is hereby incorporated herein by reference as exhibit 10.6.

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

10.18 Amended and Restated Agreement of Limited Partnership of Pioneer Street Associates, a California limited partnership filed as exhibit
         10.1 to Form 8-K dated July 5, 1995 is hereby incorporated herein by reference as exhibit 10.18.

(d)      Financial  statement  schedules  follow,  as set  forth  in  subsection
         (a)(2) hereof.

              Report of Independent Certified Public Accountants on
                          Financial Statement Schedules





To the Partners
WNC Housing Tax Credit Fund IV, L.P., Series 2


The audits referred to in our report dated July 30, 1999, relating to the 1999 and 1998 financial statements of WNC Housing Tax Credit Fund IV, L.P., Series 2 (the "Partnership"), which is contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the financial information set forth therein.



                                                 /s/ BDO SEIDMAN, LLP
                                                 BDO SEIDMAN, LLP


Orange County, California
July 30, 1999

WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                           --------------------------------  -------------------------------------------------------
                                                As of March 31, 1999                         As of December 31, 1998
                                           --------------------------------  -------------------------------------------------------
                                          Partnership's Total   Amount of     Encumbrances of  Property
                                          Investment in Local   Investment    Local Limited    and         Accumulated     Net Book
Partnership Name              Location    Limited Partnerships  Paid to Date  Partnerships     Equipment   Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Apartment Housing of          East Brewton,
East Brewton, Ltd.            Alabama            $ 1,255,000   $  941,000     $ 1,011,000   $ 1,961,000   $         -    $ 1,961,000

Autumn Trace Associates,      Silsbee, Texas         412,000      412,000       1,269,000     2,059,000       394,000      1,665,000
Ltd.

Broken Bow Apartments I,      Broken Bow,
Limited Partnership           Nebraska               608,000      546,000         750,000     1,383,000        49,000      1,334,000

Candleridge Apartments        Waukee, Iowa           125,000      125,000         685,000       873,000       112,000        761,000
of Waukee L.P. II

Chadwick Limited              Edan, North
Partnership                   Carolina               378,000      378,000       1,571,000     2,011,000       207,000      1,804,000

Comanche Retirement           Comanche, Texas        136,000      136,000         594,000       748,000        97,000        651,000
Village, Ltd.

Crossings II Limited          Portage,
Dividend Housing              Michigan               432,000      432,000       6,074,000     6,952,000       273,000      6,679,000
Association Limited
Partnership

EW, a Wisconsin Limited       Evansville,
Partnership                   Wisconson              164,000      164,000         628,000       869,000       156,000        713,000

Garland Street Limited        Malvarn,
Partnership                   Arkansas               164,000      164,000         699,000       918,000       164,000        754,000

Hereford Seniors              Hereford,
Community, Ltd.               Texas                  167,000      167,000         804,000     1,006,000        94,000        912,000

Hickory Lane                  Newton, Texas          174,000      174,000         597,000       924,000        97,000        827,000
Associates, Ltd



WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                          ----------------------------------  ------------------------------------------------------
                                               As of March 31, 1999                           As of December 31, 1998
                                          ----------------------------------  ------------------------------------------------------
                                          Partnership's Total   Amount of     Encumbrances of  Property
                                          Investment in Local   Investment    Local Limited    and        Accumulated      Net Book
Partnership Name              Location    Limited Partnerships  Paid to Date  Partnerships     Equipment  Depreciation     Value
------------------------------------------------------------------------------------------------------------------------------------

Honeysuckle Court             Vidor, Texas       $   339,000   $    339,000   $ 1,168,000   $ 1,780,000  $    195,000    $ 1,585,000
Associates, Ltd.

Klimpel Manor, Ltd            Fullerton,
                              California           1,774,000      1,774,000     1,984,000     3,576,000       437,000      3,139,000

Lamesa Seniors                Lamesa, Texas          143,000        143,000       675,000       818,000       114,000        704,000
Community, Ltd.

Laredo Heights                Navasota, Texas        225,000        225,000     1,001,000     1,349,000        98,000      1,251,000
Apartments Ltd.

Mountainview Apartments       North Wilkesboro,
Limited Partnership           North Carolina         195,000        195,000     1,002,000     1,211,000       140,000      1,071,000


Palestine Seniors             Palestine, Texas       225,000        225,000     1,132,000     1,384,000       164,000      1,220,000
Community, Ltd.

Pecan Grove Limited           Forrest City,
Partnership                   Arkansas               240,000        240,000     1,118,000     1,397,000       250,000      1,147,000

Pioneer Street                Bakersfield,
Associates                    California           2,222,000      2,222,000     1,903,000     4,086,000       581,000      3,505,000

Sidney Apartments I,          Sidney, Nebraska       530,000        484,000       444,000     1,419,000       100,000      1,319,000
Limited Partnership

Southcove Associates          Orange Cove,
                              Califonia            2,000,000      2,000,000     1,538,000     3,445,000       500,000      2,945,000

Walnut Turn Associates,       Buna, Texas            188,000        188,000       692,000     1,015,000       108,000        907,000
Ltd.                                              ----------     ----------    ----------    ----------     ---------     ----------
                                                 $12,096,000    $11,674,000   $27,339,000   $41,184,000    $4,330,000    $36,854,000
                                                  ==========     ==========    ==========    ==========     =========     ==========

WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                          -----------------------------------------------------------------------------
                                                         For the year ended December 31, 1998
                                          -----------------------------------------------------------------------------
                                                                                 Year                       Estimated
                                                                                 Investment                 Useful Life
Partnership Name                            Rental Income         Net loss       Acquired    Status         (Years)
-----------------------------------------------------------------------------------------------------------------------
Apartment Housing of East
Brewton, Ltd.                          $            -     $           -             1998    Est. 1999   Not Determined

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

WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                          -----------------------------------------------------------------------------
                                                         For the year ended December 31, 1998
                                          -----------------------------------------------------------------------------
                                                                                 Year                       Estimated
                                                                                 Investment                 Useful Life
Partnership Name                            Rental Income         Net loss       Acquired    Status         (Years)
-----------------------------------------------------------------------------------------------------------------------
Lamesa Seniors Community, Ltd.                 84,000            (8,000)            1994    Completed         40 Years

Laredo Heights Apartments Ltd.                166,000            (9,000)            1996    Completed         45 Years

Mountainview Apartments Limited
Partnership                                    90,000           (11,000)            1994    Completed         40 Years

Palestine Seniors Community, Ltd.             135,000            (1,000)            1994    Completed         40 Years

Pecan Grove Limited Partnership               114,000           (46,000)            1994    Completed       27.5 Years

Pioneer Street Associates                     507,000           (37,000)            1995    Completed       27.5 Years

Sidney Apartments I, Limited
Partnership                                    77,000           (42,000)            1996    Completed         40 Years

Southcove Associates                          218,000          (102,000)            1994    Completed       27.5 Years

Walnut Turn Associates, Ltd.                  129,000           (17,000)            1995    Completed       27.5 Years
                                           ----------        ----------
                                        $   3,700,000     $    (668,000)
                                           ==========        ==========

                                       39

WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1998

                                           -----------------------------------------------------------------------------------------
                                                                               As of December 31, 1998
                                           -----------------------------------------------------------------------------------------
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
Associates, Ltd



WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1998

                                          ------------------------------------------------------------------------------------------
                                                                                As of December 31, 1998
                                          ------------------------------------------------------------------------------------------
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
                                                  ==========     ==========    ==========    ==========     =========     ==========

WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1998

                                          -----------------------------------------------------------------------------
                                                         For the year ended December 31, 1998
                                          -----------------------------------------------------------------------------
                                                                                 Year                       Estimated
                                                                                 Investment                 Useful Life
Partnership Name                            Rental Income         Net loss       Acquired    Status         (Years)
-----------------------------------------------------------------------------------------------------------------------
Apartment Housing of East
Brewton, Ltd.                          $            -     $           -             1998    Est. 1999   Not Determined

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

WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1998

                                          -----------------------------------------------------------------------------
                                                         For the year ended December 31, 1998
                                          -----------------------------------------------------------------------------
                                                                                 Year                       Estimated
                                                                                 Investment                 Useful Life
Partnership Name                            Rental Income         Net loss       Acquired    Status         (Years)
-----------------------------------------------------------------------------------------------------------------------
Lamesa Seniors Community, Ltd.                 84,000            (8,000)            1994    Completed         40 Years

Laredo Heights Apartments Ltd.                166,000            (9,000)            1996    Completed         45 Years

Mountainview Apartments Limited
Partnership                                    90,000           (11,000)            1994    Completed         40 Years

Palestine Seniors Community, Ltd.             135,000            (1,000)            1994    Completed         40 Years

Pecan Grove Limited Partnership               114,000           (46,000)            1994    Completed       27.5 Years

Pioneer Street Associates                     507,000           (37,000)            1995    Completed       27.5 Years

Sidney Apartments I, Limited
Partnership                                    77,000           (42,000)            1996    Completed         40 Years

Southcove Associates                          218,000          (102,000)            1994    Completed       27.5 Years

Walnut Turn Associates, Ltd.                  129,000           (17,000)            1995    Completed       27.5 Years
                                           ----------        ----------
                                        $   3,700,000     $    (668,000)
                                           ==========        ==========

                                       43

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

Date: August 5, 1999


By:  /s/ Michael L. Dickenson
Michael L. Dickenson,
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: August 5, 1999


By:  /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr., General Partner

Date: August 5, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr., Chairman of the Board of WNC & Associates, Inc.

Date: August 5, 1999



By: /s/ John B. Lester, Jr.
John B. Lester, Jr., Director of WNC & Associates, Inc.

Date: August 5, 1999


By:  /s/ David N. Shafer
David N Shafer, Director of WNC & Associates, Inc.

Date: August 5, 1999