Form 10-Q
period 1999-06-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 1999-08-31
CIK 913497

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

      x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                                 (714) 622-5565


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No X .

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                       For the Quarter Ended June 30, 1999




PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

    Balance Sheets, June 30, 1999 and March 30, 1999.........................3

    Statements of Operations
             For the three months ended June 30, 1999 and 1998...............4

    Statement of Partners' Equity
             For the three months ended June 30, 1999........................5

    Statements of Cash Flows
             For the three months ended June 30, 1999 and 1998...............6

    Notes to Financial Statements............................................7

  Item 2.  Management's Discussion and Analysis of
             Financial  Condition and Results of Operations.................13

  Item 3.  Quantitative and Qualitative Disclosures About Market Risks......15


PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings................................................15

  Item 6.  Exhibits and Reports on Form 8...................................15

  Signatures................................................................16

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                                 BALANCE SHEETS




                                              June 30, 1999     March 31, 1999
                                              -------------     --------------

                                     ASSETS

Cash and cash equivalents                     $     346,919      $     552,348
Investment in limited
  partnerships - Note 2                           9,925,783         10,092,782
Other assets
                                                        998                998
                                                 ----------         ----------
                                              $  10,273,700      $  10,646,128
                                                 ==========         ==========

                        LIABILITIES AND PARTNERS' EQUITY
Liabilities:
Accrued fees and expenses due to
  general partner and affiliates - Note 3     $      46,153      $      29,722
Payable to limited partnerships -Note 4             211,949            421,025
                                                 ----------         ----------
                                                    258,102            450,747
                                                 ----------         ----------
Partners' equity (deficit):
  General partner                                   (52,156)           (50,358)
  Limited partners (20,000 units
    authorized, 15,600 units issued
    and outstanding)                             10,067,754         10,245,739
                                                 ----------         ----------
Total partners' equity                           10,015,598         10,195,381
                                                 ----------         ----------
                                              $  10,273,700      $  10,646,128
                                                 ==========         ==========


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 1999 and 1998

                                                   1999                   1998
                                                   ----                   ----

Interest income                             $     4,448            $     8,626
                                              ---------              ---------
Operating expenses:
Amortization                                     10,230                 10,230
Asset management fees - Note 3                   10,725                 10,725
Legal and accounting                              9,056                  7,000
Other                                            (2,549)                 6,551
                                              ---------              ---------

Total operating expenses                         27,462                 34,506
                                              ---------              ---------

Loss from operations                            (23,014)               (25,880)
                                              ---------              ---------

Equity in losses of limited partnerships       (156,769)              (161,448)
                                              ---------              ---------

Net loss                                    $  (179,783)           $  (187,328)
                                              =========              =========
Net loss allocated to:
  General partner                           $    (1,798)           $    (1,873)
                                              =========              =========

  Limited partners                          $  (177,985)           $  (185,455)
                                              =========              =========
Net loss per limited partner unit (15,600
  units issued and outstanding)             $       (12)           $       (12)
                                              =========              =========


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                          STATEMENT OF PARTNERS EQUITY

                    For the Three Months Ended June 30, 1999



                                              General               Limited
                                              Partner               Partners                  Total
                                              -------             --------                    -----

Equity (deficit), March 31, 1999       $      (50,358)    $       10,245,739    $        10,195,381

Net loss for the three months ended
  June 30, 1999                                (1,798)              (177,985)              (179,783)
                                         ------------             ----------             ----------

Equity (deficit), June 30, 1999        $      (52,156)    $       10,067,754    $        10,015,598
                                         ============             ==========             ==========







                 See accompanying notes to financial statements
                                        5

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 1999 and 1998

                                                                    1999               1998
                                                                    ----               ----
Cash flows from operating activities:
  Net loss                                                  $   (179,783)     $    (187,328)
    Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
        Equity in loss of limited partnerships                   156,769            161,448
        Amortization                                              10,230             10,230
        Asset management fees                                     10,725             10,725
        Change in other assets                                         -              4,539
        Accrued fees and expense due
          to general partner and affiliates                        5,706             (1,223)
                                                               ---------          ---------
     Net cash provided by (used in) operating activities           3,647             (1,609)
                                                               ---------          ---------

Cash flows from investing activities:
  Investment in limited partnerships                            (209,076)           (50,000)
  Distributions from limited partnerships
                                                                       -                850
                                                               ---------          ---------
  Net cash flows used in investing activities:                  (209,076)           (49,150)
                                                               ---------          ---------

Net decrease in cash and cash equivalents                       (205,429)           (50,759)

Cash and cash equivalents, beginning of period                   552,348          1,383,197
                                                               ---------          ---------

Cash and cash equivalents, end of period                    $    346,919      $   1,332,438
                                                               =========          =========


                 See accompanying notes to financial statements
                                        6

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General
The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the audited financial statements and related notes thereto contained in the WNC California Housing Tax Credits, L.P. (the "Partnership") Annual Report for the year end March 31, 1999 (audited). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999 and the results of operations and changes in cash flows for the three months ended.

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

After the limited partners have received proceeds from sale or refinancing equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner has received proceeds equal to its capital contributions and a subordinated disposition fee from the remainder, any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

Risks and Uncertainties

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

risks are that the low income housing credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General
Partners, there can be no assurance that the anticipated low income housing credits will be available to Limited Partners.

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

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of partners' capital and amounted to $970,717 as of June 30, 1999 and March 31, 1999.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 1999

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

Cash and Cash Equivalents

The Partnership considers highly liquid investments with maturities of three months or less when purchased to be cash equivalents. As of June 30, 1999 and March 31, 1999, the Partnership had cash equivalents of $0 and $0 respectively.

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of the periods presented, the Partnership had acquired limited partnership interests in twenty-two Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 892 apartment units. As of June 30, 1999, construction or rehabilitation of all but one of the apartment complexes had been completed. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is entitled to 96% to 99%, as specified in the partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Limited Partnerships.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 1999

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS - continued

Following is a summary of the equity method activity of the investments in limited partnerships for the periods presented:

                                            June 30, 1999      March 31, 1999
                                            -------------      --------------

  Investment balance, beginning of period   $  10,092,782      $   10,274,595
  Equity in loss of limited partnerships         (156,769)           (164,683)
  Distributions                                         -              (6,900)
  Amortization of capitalized
    acquisition costs                             (10,230)            (10,230)
                                               ----------          ----------
  Investment balance,
    End of period                           $   9,925,783      $   10,092,782
                                               ==========          ==========

Selected financial information from the financial statements of the limited partnerships with operations for the three months ended June 30, 1999 and 1998 is as follows:
                                                     1999                1998
                                                     ----                ----

  Total revenue                             $   1,061,838      $    1,018,400
                                               ----------          ----------

  Interest expense                                392,498             346,800
  Depreciation                                    310,228             334,300
  Operating expenses                              512,109             501,300
                                               ----------          ----------
  Total expenses                                1,220,836           1,182,400
                                               ----------          ----------

  Net loss                                  $    (158,998)     $     (164,000)
                                               ==========          ==========
  Net loss allocable to the
    Partnership                             $    (156,769)     $     (161,448)
                                               ==========          ==========

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 1999

NOTE 3 - RELATED PARTY TRANSACTIONS

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or Associates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee of the greater of (i) $2,000 per multi-family housing complex or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on changes in the Consumer Price Index, however in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnerships and the Partnership's allocable share of the amount of indebtedness related to the Housing Complexes. Fees of $11,000 and $11,000 were incurred during the three months ended June 30, 1999 and 1998, respectively. The Partnership paid the General Partner or its affiliates $0 of those fees during the three months ended June 30, 1999 and 1998, respectively.

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

(c) Interest in Partnership. The General Partners receive 1% of the Partnership's allocated Low Income Housing Credits, which approximated $20,000 for the General Partner for the year ended December 31, 1998. The General Partner is also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partner during the three months ended June 30, 1999 and 1998.

The accrued fees and expenses due to General Partner and affiliates consist of the following:
                                            June 30, 1999       March 31, 1999
                                            -------------       --------------
Reimbursement for expenses paid by the
  General Partner or an affiliate           $       8,669        $       2,963

Asset management fee payable                       37,484               26,759
                                               ----------           ----------

Total                                       $      46,153        $      29,722
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

                                  June 30, 1999

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

In 1998, the Partnership acquired a 99% limited partner interest in an additional limited partnership, which committed the Partnership to additional contributions of approximately $1,255,000 of which $941,223 has been contributed by the Partnership as of June 30, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Financial Condition

The Partnership's assets at June 30, 1999 consisted primarily of $347,000 in cash and aggregate investments in the twenty-two Local Limited Partnerships of $9,926,000. Liabilities at March 31, 1999 primarily consisted of $212,000 in payables to limited partnerships and $37,000 of accrued annual management fees due to the General Partner.

Results of Operations

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998. The Partnership's net loss for the three months ended June 30, 1999 was $(180,000) reflecting a decrease of $7,000 from the net loss experienced for the three months ended June 30, 1998. The decline in net loss is primarily due to equity in losses of limited partnerships which declined by $4,000 to $(157,000) for the three months ended June 30, 1999 from $(161,000) for the three months ended June 30, 1998. Along with with the decrease in equity in losses of limited partnerships there was a decrease in loss from operations of $3,000 for the three months ended June 30, 1999 to $(23,000) from $(26,000) for the three months ended June 30, 1998.

Cash Flows

Three Months Ended June 30, 1999 Compared to Three Months Ended June 31, 1998. Net cash used during the three months ended June 30, 1999 was $(205,000), compared to net cash used during the three months ended June 31, 1998 of $(51,000). The change was due primarily to an increase in investments in limited partnerships of $159,000, offset by a decrease in cash used for operating activities of $5,000

During the three months ended June 30, 1999 and the year ended March 31, 1999 accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $11,725. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future forseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at June 30, 1999, to be sufficient to meet all currently forseeable future cash requirements.

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

Risk of Year 2000 Issues

There may be Local General Partners who indicate that they or their property management company are not year 2000 compliant and do not have plans to become year 2000 compliant before the end of 1999. There may be other Local General Partners who are unwilling to respond to the certification request. The most likely result of either non-compliance or failure to respond will be the removal and replacement of the property management company and/or the Local General Partner with year 2000 compliant operators

Item 3. Quantitative and Qualitative Disclosures Above Market Risks

NOT APPLICABLE.

Part II. Other Information

Item 1.  Legal Proceedings

NONE.

Item 6.  Exhibits and Reports on Form 8-K

1. A report on Form 8-K dated May 13, 1999 was filed on May 14, 1999 reporting the change in fiscal year end to March 31.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC Housing Tax Credit Fund IV, L.P. - Series 2

By:   WNC Tax Credit Partners IV, L.P., General Partner


By:   WNC & ASSOCIATES, INC.        General Partner



By:   /s/ John B. Lester, Jr.
John B. Lester, Jr., President
WNC & Associates, Inc.

Date: August 27, 1999



By:   /s/ Michael L. Dickenson
Michael L. Dickenson, Vice President - Chief Financial Officer
WNC & Associates, Inc.

Date: August 27, 1999