Form 10-Q
period 1999-09-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 1999-11-19
CIK 913497

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

            x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                                 (714) 622-5565


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                    For the Quarter Ended September 30, 1999


PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

      Balance Sheets
        September 30,1999 and March 31, 1999..................................3


      Statements of Operations
        For the three and six months ended September 30, 1999 and 1998........4

      Statement of Partners' Equity
        For the six months ended September 30, 1999...........................5

      Statements of Cash Flows
        For the six months ended September 30, 1999 and 1998..................6

      Notes to Financial Statements ..........................................7

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations..............................12

   Item 3. Quantitative and Qualitative Disclosures About Market Risk........14

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings.................................................14

   Item 6. Exhibits and Reports on Form 8-K..................................14

   Signatures................................................................15

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                                 BALANCE SHEETS




                                                       September 30, 1999               March 31, 1999
                                                       ------------------               --------------
                                                          (unaudited)
                                     ASSETS

Cash and cash equivalents                          $              294,452          $           552,348
 Investment in limited partnerships - Note 2                    9,758,780
                                                                                            10,092,782
Other assets - Note 4                                                 998                          998
                                                        -----------------              ---------------

                                                   $           10,054,230          $        10,646,128
                                                        =================              ===============


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Payables to limited partnerships - Note 5                         175,005                      421,025
 Accrued fees and expenses due to
  general partner and affiliates - Note 3          $               51,861          $            29,722
                                                        -----------------              ---------------

Total Liabilities                                                 226,866                      450,747
                                                        -----------------              ---------------

Partners' equity (deficit):
 General partner                                                  (54,038)                     (50,358)
 Limited partners (15,600 units issued
  and outstanding)                                              9,881,402                   10,245,739
                                                        -----------------              ---------------

Total partners' equity                                          9,827,364                   10,195,381
                                                        -----------------              ---------------

                                                   $           10,054,230          $        10,646,128
                                                        =================              ===============

                 See accompanying notes to financial statements
                                        3

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

          For the Three and Six Months Ended September 30, 1999 and1998
                                   (unaudited)

                                                     1999                               1998
                                         ------------------------------    --------------------------------

                                             Three             Six              Three              Six
                                             Months            Months           Months             Months
                                             ------            ------           ------             ------
Interest income                        $      3,875    $        8,323    $      10,197     $       18,823
                                         ----------      ------------      -----------       ------------

                                              3,875             8,323           10,197             18,823
                                         ----------      ------------      -----------       ------------

Operating expenses:
Amortization                                 10,234            20,464           10,230             20,460
Asset management fees - Note 3               10,725            21,450           10,725             21,450
Legal and accounting                         10,481            14,609              518              7,518
Other                                         3,900             6,279              933              7,484
                                         ----------      ------------      -----------       ------------

Total operating expenses                     35,340            62,802           22,406             56,912
                                         ----------      ------------      -----------       ------------

Loss from operations                        (31,465)          (54,479)         (12,209)           (38,089)

Equity in loss from
 limited partnerships                      (156,769)         (313,538)        (191,700)          (353,148)
                                         ----------      ------------      -----------       ------------

Net loss                               $   (188,234)   $     (368,017)   $    (203,909)    $     (391,237)
                                         ==========      ============      ===========       ============

Net loss allocated to:
 General partner                       $     (1,882)   $       (3,680)   $      (2,039)    $       (3,912)
                                         ==========      ============      ===========       ============

 Limited partners                      $   (186,352)   $     (364,337)   $    (201,870)    $     (387,325)
                                         ==========      ============      ===========       ============

Net loss per weighted limited
 partner unit (15,600 units issued
 and outstanding)                      $        (12)   $          (23)   $         (13)    $          (25)
                                         ==========      ============      ===========       ============


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY

                   For the Six Months Ended September 30, 1999
                                   (unaudited)


                                                              General                 Limited
                                                              Partner                 Partners                    Total
                                                              -------                 --------                    -----

Partners' equity (deficit), March 31, 1999        $           (50,358)    $         10,245,739    $          10,195,381

Net loss for the six months ended
  September 30, 1999                                           (3,680)                (364,337)                (368,017)
                                                      -----------------       -----------------       ------------------

Partners' equity (deficit), September 30, 1999    $           (54,038)    $          9,881,402    $           9,827,364
                                                      =================       =================       ==================












                 See accompanying notes to financial statements
                                        5

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 1999 and 1998
                                   (unaudited)


                                                           1999           1998
                                                           ----           ----
Cash flows from operating activities:
 Net loss                                          $   (368,017) $    (391,237)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
   Equity in loss from limited partnerships             313,538        353,148
   Amortization                                          20,464         20,460
   Asset management fees                                 21,450         21,450
   Change in other assets                                     -         10,885
   Accrued fees and expense due to
    general partner and affiliates                          689         (3,021)
                                                     ----------   ------------

Net cash provided by (used in) operating activities     (11,876)        11,685
                                                     ----------   ------------

Cash flows from investing activities:
 Investments in limited partnerships                   (246,020)      (418,184)
 Distributions from limited partnerships                      -            850
                                                     ----------   ------------

Net cash provided used by investing activities         (246,020)      (417,334)
                                                     ----------   ------------

Net decrease in cash and cash equivalents              (257,896)      (405,649)
                                                     ----------   ------------

Cash and cash equivalents, beginning of period          552,348      1,383,197
                                                     ----------   ------------

Cash and cash equivalents, end of period           $    294,452  $     977,548
                                                     ==========   ============


                 See accompanying notes to financial statements
                                        6

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1999

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

In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999 and the results of operations and changes in cash flows for the three months ended.

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

                               September 30, 1999
                                   (unaudited)

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

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of partners' capital and amounted to $970,717 as of September 30, 1999 and March 31, 1999.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 1999
                                   (unaudited)

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

Cash and Cash Equivalents

The Partnership considers highly liquid investments with maturities of three months or less when purchased to be cash equivalents. As of Septmber 30, 1999 and March 31, 1999, the Partnership had cash equivalents of $0 and $0 respectively.

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of the periods presented, the Partnership had acquired limited partnership interests in twenty-two Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 892 apartment units. As of September 30, 1999, construction or rehabilitation of all but one of the apartment complexes had been completed. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is entitled to 96% to 99%, as specified in the partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Limited Partnerships.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 1999
                                   (unaudited)

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS,  CONTINUED

The following is a summary of the equity method activity of the investment in Local Limited Partnerships for the six months ended September 30, 1999 and the three months ended March 31, 1999:

                                                   September 30, 1999         March 31, 1999
                                                   ------------------         --------------

Investment balance, beginning of period        $           10,092,782    $        10,274,595
Equity in loss from limited partnerships                     (313,538)              (164,683)
Distributions from limited partnerships                             -                 (6,900)
Amortization of acquisition costs                             (20,464)               (10,230)
                                                   ------------------         --------------

Investment per balance sheet, end of period    $            9,758,780    $        10,092,782
                                                   ==================         ==============


Selected  financial  information  for the six months ended September 30 from the
combined  financial   statements  of  the  limited  partnerships  in  which  the partnership has invested is as follows:

                                                                 1999                   1998
                                                  -------------------         --------------

Total revenue                                  $            2,123,600    $         1,972,000
                                                  -------------------         --------------

Interest expense                                              785,000                687,000
Depreciation                                                  620,400                667,000
Operating expenses                                          1,036,200                975,000
                                                  -------------------         --------------

Total Expenses                                              2,441,600              2,329,000
                                                  -------------------         --------------

Net loss                                       $             (318,000)   $          (357,000)
                                                  ===================         ==============

Net loss allocable to the Partnership          $             (314,820)   $          (353,430)
                                                  ===================         ==============

Net loss recognized by the Partnership         $             (313,538)   $          (353,148)
                                                  ===================         ==============


                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 1999
                                   (unaudited)

NOTE 3- RELATED PARTY TRANSACTIONS

(a) Annual Asset Management Fee. An annual asset management fee of the greater of (i) $2,000 per multi-family housing complex or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on changes in the Consumer Price Index, however in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnerships and the Partnership's allocable share of the amount of indebtedness related to the Housing Complexes. Fees of $21,450 and $21,450 were incurred during the six months ended September 30, 1999 and 1998, respectively. The Partnership paid the General Partner or its affiliates $0 of those fees during the six months ended September 30, 1999 and 1998, respectively.

(a) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sale price received in connection with the sale or disposition of a Housing Complex. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Return on Investment to the Limited
     Partners. "Return on Investment" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates: (i) 16% through December 31, 2003, and
     (ii) 6% for the balance of the Partnership's term. No disposition fees have been paid.

(c) Interest in Partnership. The General Partners receive 1% of the Partnership's allocated Low Income Housing Credits, which approximated $20,000 for the General Partner for the year ended December 31, 1998. The General Partner is also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partner during the six months ended September 30, 1999 and 1998.

Accrued fees and advance due to affiliates of the General Partner included in the balance sheet consist of the following at September 30, 1998 and March 31, 1999:

                                   September 30, 1999           March 31, 1999
                                   ------------------           --------------

Asset management fee             $             48,209      $            26,759
Reimbursement due on
 expenses paid by affiliate                     3,652                    2,963
                                   ------------------           --------------

Total related party payables     $             51,861      $            29,722
                                   ==================           ==============

NOTE 4 - INCOME TAXES

No provision for income taxes has been made, as the liability for income taxes is an obligation of the partners of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

The Partnership's assets at September 30, 1999 consisted primarily of $294,000 in cash and aggregate investments in the twenty-two Local Limited Partnerships of $9,759,000. Liabilities at September 30, 1999 primarily consisted of $175,000 of payables to limited partnerships and $52,000 of accrued annual management fees due to the General Partners.

Results of Operations

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998. The Partnership's net loss for the three months ended September 30, 1999 was $(188,000), reflecting a decrease of $16,000 from the net loss experienced for the three months ended September 30, 1998. The decline in net loss is primarily due to equity in losses from limited partnerships which declined by $35,000 to $(157,000) for the three months ended September 30, 1999 from $(192,000) for the three months ended September 30, 1998. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at September 30, 1999. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the decrease in equity in losses from limited partnerships there was an increase in loss from operations of $19,000 for the three months ended September 30, 1999 to $(31,000), from $(12,000) for the three months ended September 30, 1998, due to a comparable increase in operating expenses.

Six Months Ended September 30, 1999 Compared to Six Months Ended September 30, 1998. The Partnership's net loss for the six months ended September 30, 1999 was $(368,000), reflecting a decrease of $23,000 from the net loss experienced for the six months ended September 30, 1998. The decline in net loss is primarily due to equity in losses from limited partnerships which declined by $39,000 to $(353,000) for the six months ended September 30, 1999 from $(314,000) for the six months ended September 30, 1998. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at September 30, 1999. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the decrease in equity in losses from limited partnerships there was a increase in loss from operations of $16,000 for the six months ended September 30, 1999 to $(54,000), from $(38,000) for the six months ended September 30, 1998.

Cash Flows

Six Months Ended  September 30, 1999 Compared to Six Months Ended  September 30,
1998. Net cash used during the six months ended September 30, 1999 was $(258,000) compared to a net use of cash for the six months ended September 30, 1998 of $(406,000). The change was due primarily to a decrease in investments in limited partnerships of $172,000, offset by an increase in operating activities of $24,000.

During the six months ended September 30, 1999 and 1998, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $22,000. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at September 30, 1999, to be sufficient to meet all currently foreseeable future cash requirements.

Impact of Year 2000

WNC & Associates, Inc.

Status of Readiness

Information Technology (IT) Systems. The Partnership relies on the IT systems of WNC, its general partner. IT systems include computer hardware and software used to produce financial reports and tax return information. This information is then used to generate reports to investors and regulatory agencies, including the Internal Revenue Service and the Securities and Exchange Commission. The IT systems of WNC are year 2000 compliant.

Non-IT Systems. The Partnership also relies on the non-IT systems of WNC. Non-IT systems include machinery and equipment such as telephones, voice mail and electronic postage equipment. Except for one telephone system, the non-IT systems of WNC are year 2000 compliant. The one telephone system will require the replacement of one computer and one software application, both of which will be completed on or before December 15, 1999.

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

Despite the efforts to obtain certifications, there can be no assurance that the Partnership will be unaffected by year 2000 issues. The most reasonable and likely result from non-year 2000 compliance will be the disruption of normal business operations for the Local Limited Partnerships, including but not limited to the possible failure to properly collect rents and meet their obligations in a timely manner. This disruption would, in turn, lead to delays by the Local Limited Partnerships in performing reporting and fiduciary responsibilities on behalf of the Partnership. The worst-case scenario would include the initiation of foreclosure proceedings on the property by mortgage debt holders. Under these circumstances, WNC or its affiliates will take actions necessary to minimize the risk of foreclosure, including the removal and replacement of a Local General Partner by the Partnership. These delays would likely be temporary and would likely not have a material effect on the Partnership or WNC.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

NONE

Part II. Other Information

Item 1.  Legal Proceedings

NONE

Item 6.  Exhibits and Reports on Form 8-K

         NONE

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

Date: November 17, 1999



By:   /s/ Michael L. Dickenson
Michael L. Dickenson, Vice President - Chief Financial Officer
WNC & Associates, Inc.

Date: November 17, 1999