Form 10-Q
period 1999-12-31
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 2000-02-14
CIK 913497

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

            x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

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

                               INDEX TO FORM 10-Q

                     For the Quarter Ended December 31, 1999



PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

   Balance Sheets
     December 31,1999 and March 31, 1999.................................3


   Statements of Operations
     For the three and nine months ended December 31, 1999 and 1998......4

   Statement of Partners' Equity(Deficit)
     For the nine months ended December 31, 1999.........................5

   Statements of Cash Flows
     For the nine months ended December 31, 1999 and 1998................6

   Notes to Financial Statements ........................................7

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................12

 Item 3. Quantitative and Qualitative Disclosures About Market Risk......14

PART II. OTHER INFORMATION

 Item 1. Legal Proceedings...............................................14

 Item 6. Exhibits and Reports on Form 8-K................................14

 Signatures .............................................................15

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                                 BALANCE SHEETS




                                                          December 31, 1999               March 31, 1999
                                                          -----------------               --------------
                                                             (unaudited)
                                     ASSETS

Cash and cash equivalents                            $              268,567        $             552,348
 Investment in limited partnerships - Note 2                      9,530,075
                                                                                              10,092,782
Other assets                                                         96,199                          998
                                                         ------------------            -----------------

                                                     $            9,894,841        $          10,646,128
                                                         ==================            =================


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Payables to limited partnerships - Note 5                           211,949                      421,025
 Accrued fees and expenses due to
  general partner and affiliates - Note 3            $               81,884        $              29,722
                                                         ------------------            -----------------

Total Liabilities                                                   293,833                      450,747
                                                         ------------------            -----------------

Partners' equity (deficit):
 General partner                                                    (56,302)                     (50,358)
 Limited partners (15,600 units issued
  and outstanding)                                                9,657,310                   10,245,739
                                                         ------------------            -----------------

Total partners' equity                                            9,601,008                   10,195,381
                                                         ------------------            -----------------

                                                     $            9,894,841        $          10,646,128
                                                         ==================            =================


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

          For the Three and Nine Months Ended December 31, 1999 and1998
                                   (unaudited)

                                                     1999                               1998
                                         ------------------------------    --------------------------------

                                             Three             Nine             Three              Nine
                                             Months            Months           Months             Months
                                            -------            ------           ------             ------

Interest income                        $      3,054    $       11,377    $       6,674     $       25,497
                                         ----------       -----------      -----------        -----------

                                              3,054            11,377            6,674             25,497
                                         ----------       -----------      -----------        -----------

Operating expenses:
Amortization                                 10,242            30,706            1,409             21,869
Asset management fees - Note 3               10,725            32,175           10,725             32,175
Legal and accounting                          9,235            23,844              322              7,840
Other                                           360             6,639            5,121             12,605
                                         ----------       -----------      -----------        -----------

Total operating expenses                     30,562            93,364           17,577             74,489
                                         ----------       -----------      -----------        -----------

Loss from operations                        (27,508)          (81,987)         (10,903)           (48,992)

Equity in loss from
 limited partnerships                      (198,848)         (512,386)        (114,028)          (467,176)
                                         ----------       -----------      -----------        -----------

Net loss                               $   (226,356)   $     (594,373)   $    (124,931)    $     (516,168)
                                         ==========       ===========      ===========        ===========

Net loss allocated to:
 General partner                       $     (2,264)   $       (5,944)   $      (1,249)    $       (5,162)
                                         ==========       ===========      ===========        ===========

 Limited partners                      $   (224,092)   $     (588,429)   $    (123,682)    $     (511,006)
                                         ==========       ===========      ===========        ===========

Net loss per weighted limited
 partner unit (15,600 units issued
 and outstanding)                      $        (14)   $          (38)   $          (8)    $          (33)
                                         ==========       ===========      ===========        ===========


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY(DEFICIT)

                   For the Nine Months Ended December 31, 1999
                                   (unaudited)




                                                          General                 Limited
                                                          Partner                 Partners                    Total
                                                          -------                 --------                    -----

Partners' equity (deficit), March 31, 1999    $           (50,358)    $         10,245,739    $          10,195,381

Net loss for the nine months ended
  December 31, 1999                                        (5,944)                (588,429)                (594,373)
                                                -----------------       ------------------      -------------------

Partners' equity (deficit), December 31,
  1999                                        $           (56,302)    $          9,657,310    $           9,601,008
                                                =================       ==================      ===================



                 See accompanying notes to financial statements
                                        5

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 1999 and 1998
                                   (unaudited)


                                                         1999          1998
                                                         ----          ----
Cash flows from operating activities:
 Net loss                                        $   (594,373)  $  (516,168)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Equity in loss from limited partnerships            512,386       467,176
  Amortization                                         30,705        21,869
  Asset management fees                                32,175        11,259
  Change in other assets                              (95,201)       26,987
  Accrued fees and expense due to
   general partner and affiliates                      19,987         2,887
                                                    ---------    ----------

Net cash provided by (used in) operating activities   (94,321)       14,010
                                                    ---------    ----------

Cash flows from investing activities:
 Investments in limited partnerships                 (209,076)     (924,840)
 Distributions from limited partnerships               19,616         2,350
 Acquisition cost and fees                                  -          (465)
 Loans receivable                                           -       259,496
 Offering expenses                                          -         4,616
                                                    ---------    ----------

Net cash provided used in investing activities       (189,460)     (658,843)
                                                    ---------    ----------

Net decrease in cash and cash equivalents            (283,781)     (644,833)
                                                    ---------    ----------

Cash and cash equivalents, beginning of period        552,348     1,383,197
                                                    ---------    ----------

Cash and cash equivalents, end of period         $    268,567   $   738,364
                                                    =========    ==========



                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1999

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

In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 1999 and the results of operations and changes in cash flows for the nine months ended.

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

                                December 31, 1999
                                   (unaudited)

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

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of partners' capital and amounted to $1,071,172 as of December 31, 1999 and March 31, 1999.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 1999
                                   (unaudited)

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

Cash and Cash Equivalents

The Partnership considers highly liquid investments with maturities of three months or less when purchased to be cash equivalents. As of December 31, 1999 and March 31, 1999, the Partnership had cash equivalents of $0 and $0 respectively.

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of the periods presented, the Partnership had acquired limited partnership interests in twenty-two Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 892 apartment units. As of December 31, 1999, construction or rehabilitation of all of the apartment complexes had been completed. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is entitled to 96% to 99%, as specified in the partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Limited Partnerships.

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

                                December 31, 1999
                                   (unaudited)


NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS,  CONTINUED

The following is a summary of the equity method activity of the investment in Local Limited Partnerships for the nine months ended December 31, 1999 and the three months ended March 31, 1999:

                                                  December 31, 1999        March 31, 1999
                                                  -----------------        --------------

Investment balance, beginning of period         $        10,092,782    $       10,274,595
Equity in loss from limited partnerships                   (512,386)             (164,683)
Distributions from limited partnerships                     (19,616)               (6,900)
Amortization of acquisition costs                           (30,705)              (10,230)
                                                  -----------------      ----------------

Investment per balance sheet, end of period     $         9,530,075    $       10,092,782
                                                  =================      ================


Selected  financial  information  for the nine months ended December 31 from the
combined  financial   statements  of  the  limited  partnerships  in  which  the partnership has invested is as follows:

                                                               1999                  1998
                                                               ----                  ----

Total revenue                                   $         3,274,400    $        2,889,000
                                                  -----------------      ----------------

Interest expense                                          1,199,700               897,000
Depreciation                                                951,800               907,000
Operating expenses                                        1,642,400             1,560,000
                                                  -----------------      ----------------

Total Expenses                                            3,793,900             3,364,000
                                                  -----------------      ----------------

Net loss                                        $          (519,500)   $         (475,000)
                                                  =================      ================

Net loss allocable to the Partnership           $          (512,386)   $         (467,176)
                                                  =================      ================

Net loss recognized by the Partnership          $          (512,386)   $         (467,176)
                                                  =================      ================

                                       10

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 1999
                                   (unaudited)

NOTE 3- RELATED PARTY TRANSACTIONS

(a) Annual Asset Management Fee. An annual asset management fee of the greater of (i) $2,000 per multi-family housing complex or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on changes in the Consumer Price Index, however in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnerships and the Partnership's allocable share of the amount of indebtedness related to the Housing Complexes. Fees of $32,175 and $32,175 were incurred during the nine months ended December 31, 1999 and 1998, respectively. The Partnership paid the General Partner or its affiliates $0 and $4,616 of those fees during the nine months ended December 31, 1999 and 1998, respectively.

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

(c) Interest in Partnership. The General Partners receive 1% of the Partnership's allocated Low Income Housing Credits, which approximated $20,000 for the General Partner for the year ended December 31, 1998. The General Partner is also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partner during the nine months ended December 31, 1999 and 1998.

Accrued fees and expenses due to general partner and affiliates included in the balance sheet consist of the following at December 31, 1998 and March 31, 1999:

                                     December 31, 1999           March 31, 1999
                                     -----------------           --------------

Asset management fee              $             58,934     $             26,759
Reimbursement due on expenses
 paid by affiliate                              22,950                    2,963
                                     -----------------        -----------------

Total related party payables      $             81,884     $             29,722
                                     =================        =================

NOTE 4 - INCOME TAXES

No provision for income taxes has been made, as the liability for income taxes is an obligation of the partners of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

The Partnership's assets at December 31, 1999 consisted primarily of $269,000 in cash and aggregate investments in the twenty-two Local Limited Partnerships of $9,530,000. Liabilities at December 31, 1999 primarily consisted of $212,000 of payables to limited partnerships and $82,000 of accrued annual management fees due to the General Partners.

Results of Operations

Three Months Ended December 31, 1999 Compared to Three Months Ended December 31, 1998. The Partnership's net loss for the three months ended December 31, 1999 was $(226,000), reflecting an increase of $101,000 from the net loss experienced for the three months ended December 31, 1998. The increase in net loss is primarily due to equity in losses from limited partnerships which increased by $85,000 to $(199,000) for the three months ended December 31, 1999 from $(114,000) for the three months ended December 31, 1998. This increase was a result of construction and rehabilitation of apartment complexes been completed, therefore commencing operations which are expected to generate losses during each year of operations. This is so because, although rental income is expected to exceed operating expenses, depreciation and amortization deductions claimed by the Limited Partnerships are expected to exceed net rental income. Along with the increase in equity in losses from limited partnerships there was an increase in loss from operations of $16,000 for the three months ended December 31, 1999 to $(28,000), from $(11,000) for the three months ended December 31, 1998.

Nine Months Ended December 31, 1999 Compared to Nine Months Ended December 31, 1998. The Partnership's net loss for the nine months ended December 31, 1999 was $(594,000), reflecting an increased of $78,000 from the net loss experienced for the nine months ended December 31, 1998. The increase in net loss is primarily due to equity in losses from limited partnerships which increase by $45,000 to $(512,000) for the nine months ended December 31, 1999 from $(467,000) for the nine months ended December 31, 1998. This increase was a result of construction and rehabilitation of apartment complexes been completed, therefore commencing operations which are expected to generate losses during each year of operations. This is so because, although rental income is expected to exceed operating expenses, depreciation and amortization deductions claimed by the Limited Partnerships are expected to exceed net rental income. Along with the increase in equity in losses from limited partnerships there was a increase in loss from operations of $33,000 for the nine months ended December 31, 1999 to $(82,000), from $(49,000) for the nine months ended December 31, 1998.

Cash Flows

Nine Months Ended December 31, 1999 Compared to Nine Months Ended December 31, 1998. Net cash used during the nine months ended December 31, 1999 was $(284,000) reflect in a decrease of $361,000 compared to a net use of cash for the nine months ended December 31, 1998 of $(645,000). The change was due primarily to a decrease in cash used in investing activities of $469,000 offset by an increase in cash used in operating activities of $108,000. The decrease in cash used in investing activities consisted of a decrease of $716,000 in payments for investments in limited partnerships, an increase in distributions from limited partnerships of $17,000, offset by a decrease in loans receivable of $259,000, and a decrease in offering expenses of $5,000.

During the nine months ended December 31, 1999 and 1998, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $32,000 and $11,000 respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at December 31, 1999, to be sufficient to meet all currently foreseeable future cash requirements.

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

WNC Housing Tax Credit Fund IV, L.P. - Series 2

By:   WNC Tax Credit Partners IV, L.P., General Partner


By:   WNC & ASSOCIATES, INC.        General Partner



By:   /s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr., President
WNC & Associates, Inc.

Date: February 14, 2000



By:   /s/ Michael L. Dickenson
Michael L. Dickenson, Vice President - Chief Financial Officer
WNC & Associates, Inc.

Date: February 14, 2000