Form 10-K
period 2000-03-31
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 2000-09-28
CIK 913497

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                    For the fiscal year ended March 31, 2000

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

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

                      UNITS OF LIMITED PARTNERSHIP INTEREST

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _____ No __X__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant.

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

The general partner of the Partnership is WNC Tax Credit Partners IV, L.P. (the "General Partner"). The general partner of the General Partner is WNC & Associates, Inc. ("Associates"). Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 66.8% of the outstanding stock of Associates. John B. Lester, Jr. was the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of Associates. Wilfred N. Cooper, Jr., President of Associates, owns 2.1% of the outstanding stock of Associates. The business of the Partnership is conducted primarily through the general partner, as the Partnership has no employees of its own.

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

As of March 31, 2000, the Partnership had invested in twenty-two Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

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

Item 2.  Properties

Through its investment in Local Limited Partnerships the Partnership holds limited partnership interests in Housing Complexes. The following table reflects the status of the twenty-two Housing Complexes as of the dates and for the periods indicated:


                                                         -----------------------------  --------------------------------------------
                                                              As of March 31, 2000                As of December 31, 1999
                                                         -----------------------------  --------------------------------------------
                                                        Partnership's                                                   Encumbrances
                                                        Total Investment  Amount of                      Estimated Low  of Local
                                      General Partner   in Local Limited  Investment    Number    Occu-  Income Housing Limited
Partnership Name        Location      Name              Partnerships      Paid to Date  of Units  pancy  Credits        Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Apartment Housing of    East          Apartment Developers
East Brewton, Ltd.      Brewton,      Inc. and Thomas H.
                        Alabama       Cooksey                $ 1,920,000 $ 1,192,000     40         98%       1,863,000 $  1,150,000

Autumn Trace            Silsbee,      Olsen Securities Corp.     412,000     412,000     58         90%    $    714,000    1,261,000
Associates, Ltd.        Texas

Broken Bow Apartments   Broken Bow,   Retro Development,
I, Limited Partnership  Nebraska      Inc.                       608,000     608,000     16         75%       1,127,000      750,000

Candleridge Apartments  Waukee,       Eric A. Sheldahl           125,000     125,000     23        100%         230,000      682,000
of Waukee L.P. II       Iowa

Chadwick Limited        Edan, North   Boyd Management, Inc.
Partnership             Carolina      Gordon L. Blackwell
                                      and Regency
                                      Investment Associates      378,000     378,000     48        100%         735,000    1,561,000

Comanche Retirement     Comanche,     Max L. Rightmer            136,000     136,000     22        100%         265,000      592,000
Village, Ltd.           Texas

Crossings II Limited    Portage,      Raymond T. Cato, Jr.       432,000     432,000    114         90%         739,000    5,992,000
Dividend Housing        Michigan
Association Limited
Partnership

EW, a Wisconsin         Evansville,   Philip Wallis, James
Limited Partnership     Wisconson     Poehlman, Cynthia
                                      Solfest Wallis, and
                                      Anita Poehlman             164,000     164,000     16         50%         306,000      619,000

                                                         -----------------------------  --------------------------------------------
                                                              As of March 31, 2000                As of December 31, 1999
                                                         -----------------------------  --------------------------------------------
                                                        Partnership's                                                   Encumbrances
                                                        Total Investment  Amount of                      Estimated Low  of Local
                                      General Partner   in Local Limited  Investment    Number    Occu-  Income Housing Limited
Partnership Name        Location      Name              Partnerships      Paid to Date  of Units  pancy  Credits        Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Garland Street Limited  Malvarn,      Conrad L. Beggs,
Partnership             Arkansas      Audrey D. Beggs,
                                      Russell J. Altizer,
                                      and Marjorie L. Beggs     164,000     164,000      18        100%         319,000      696,000

Hereford Seniors        Hereford,     Winston Sullivan          167,000     167,000      28         96%         330,000      802,000
Community, Ltd.         Texas

Hickory Lane            Newton,       Olsen Securities Corp.    174,000     174,000      24         92%         320,000     596,000
Associates, Ltd         Texas

Honeysuckle Court       Vidor,        Olsen Securities Corp     339,000     339,000      48        100%         622,000    1,165,000
Associates, Ltd.        Texas

Klimpel Manor, Ltd      Fullerton,    Klimpel Manor
                        California    Apartments              1,774,000   1,774,000      59        100%       3,360,000    1,962,000

Lamesa Seniors          Lamesa,       Winston Sullivan          143,000     143,000      24         92%         284,000      673,000
Community, Ltd.         Texas

Laredo Heights          Navasota,     Donald W. Sowell          225,000     225,000      48         96%         413,000      995,000
Apartments Ltd.         Texas

Mountainview            North         John C. Loving and
Apartments Limited      Wilkesboro,   Gordon D. Brown, Jr.      195,000     195,000      24        100%         387,000      998,000
Partnership             North
                        Carolina

Palestine Seniors       Palestine,    Winston Sullivan          225,000     225,000      42        100%         446,000    1,128,000
Community, Ltd.         Texas

Pecan Grove Limited     Forrest       Conrad Beggs, Audrey
Partnership             City,         Beggs and Russell
                        Arkansas      Altizer                   240,000     240,000      32         97%         486,000    1,114,000

                                                         -----------------------------  --------------------------------------------
                                                              As of March 31, 1999                  As of December 31, 1998
                                                         -----------------------------  --------------------------------------------
                                                        Partnership's                                                   Encumbrances
                                                        Total Investment  Amount of                      Estimated Low  of Local
                                      General Partner   in Local Limited  Investment    Number    Occu-  Income Housing Limited
Partnership Name        Location      Name              Partnerships      Paid to Date  of Units  pancy  Credits        Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Pioneer Street          Bakersfield,  Philip R. Hammond,
Associates              California    Jr. and Walter A.
                                      Dwelle                   2,222,000   2,222,000     112        92%       4,116,000    1,883,000

Sidney Apartments I,    Sidney,       Retro Development,
Limited Partnership     Nebraska      Inc.  And Most
                                      Worshipful Prince
                                      Hall Grand Lodge           530,000     530,000      18        72%         972,000      436,000

Southcove Associates    Orange Cove,  Philip R. Hammond,       2,000,000   2,000,000      54        91%       3,585,000    1,532,000
                        Califonia     Jr. and Diane M.
                                      Hammond

Walnut Turn             Buna,         Olsen Securities Corp.     188,000     188,000      24        92%         344,000      690,000
Associates, Ltd.        Texas                                 ----------  ----------     ---     ------      ----------   ----------
                                                            $ 12,033,000 $12,033,000     892     91.96%    $ 21,963,000 $ 27,277,000
                                                              ==========  ==========     ===     ======      ==========   ==========


                                            -----------------------------------------------------------------------
                                                               For the year ended December 31, 1999
                                            -----------------------------------------------------------------------
                                                                                        Low Income Housing Credits
Partnership Name                            Rental Income               Net loss        Allocated to Partnership
--------------------------------------------------------------------------------------------------------------------
Apartment Housing of East
Brewton, Ltd.                               $     91,000            $    (78,000)                         98.99%

Autumn Trace Associates, Ltd.                    204,000                 (50,000)                         95.00%

Broken Bow Apartments I,
Limited Partnership                               43,000                (111,000)                         99.00%

Candleridge Apartments of
Waukee L.P. II                                   120,000                 (10,000)                         99.00%

Chadwick Limited Partnership                     188,000                 (62,000)                         99.00%

Comanche Retirement Village,
Ltd.                                              68,000                 (15,000)                         99.00%

Crossings II Limited Dividend
Housing Association Limited
Partnership                                      665,000                (140,000)                         98.99%

EW, a Wisconsin Limited
Partnership                                       99,000                 (31,000)                         99.00%

Garland Street Limited
Partnership                                       66,000                 (29,000)                         99.00%

Hereford Seniors Community,
Ltd.                                              93,000                  (5,000)                         99.00%

Hickory Lane Associates, Ltd                     115,000                 (16,000)                         99.00%

Honeysuckle Court Associates,
Ltd.                                             194,000                 (23,000)                         95.00%

Klimpel Manor, Ltd                               362,000                 (74,000)                         96.00%


                                            -----------------------------------------------------------------------
                                                               For the year ended December 31, 1999
                                            -----------------------------------------------------------------------
                                                                                        Low Income Housing Credits
Partnership Name                            Rental Income               Net loss        Allocated to Partnership
--------------------------------------------------------------------------------------------------------------------
Lamesa Seniors Community, Ltd.                    81,000                 (11,000)                         99.00%

Laredo Heights Apartments Ltd.                   146,000                  (3,000)                         99.00%

Mountainview Apartments
Limited Partnership                               93,000                 (13,000)                         99.00%

Palestine Seniors Community,
Ltd.                                             142,000                   5,000                          99.00%

Pecan Grove Limited Partnership                  120,000                 (42,000)                         99.00%

Pioneer Street Associates                        482,000                 (54,000)                         99.00%

Sidney Apartments I, Limited
Partnership                                       62,000                 (47,000)                         99.00%

Southcove Associates                             213,000                (109,000)                         99.00%

Walnut Turn Associates, Ltd.                      90,000                 (29,000)                         99.00%
                                               ---------                --------
                                            $  3,737,000            $   (947,000)
                                               =========                ========


Item 3.  Legal Proceedings

During the year, Associates identified a potential problem with a developer who, at the time, was the local general partner in six Local Limited Partnerships. The Partnership has a 99% limited partnership interest in two of those six Local Limited Partnerships. Those investments are Broken Bow Apartments I, and Sidney Apartments I. All of the properties continue to experience operating deficits. The local general partner ceased funding the operating deficits, which placed the Local Limited Partnerships in jeopardy of foreclosure. Consequently, Associates voted to remove the local general partner and the management company from the Local Limited Partnerships. After the local general partner contested its removal, Associates commenced legal action on behalf of the Local Limited Partnerships and was successful in getting a receiver appointed to manage the Local Limited Partnerships and an unaffiliated entity appointed as property manager. Associates was subsequently successful in attaining a summary judgment to confirm the removal of the local general partner, the receiver was discharged and Associates now controls all six of the Local Limited Partnerships.

The six Local Limited Partnerships (hereinafter referred to as "Defendants") are now defendants in a separate lawsuit. The lawsuit has been filed by eight other partnerships in which the local general partner of the Local Limited Partnerships is or was involved (the "Plaintiffs"). The Plaintiffs allege that the local general partner accepted funds from the Plaintiffs and improperly loaned these funds to the Defendants. Discovery in this lawsuit is ongoing and Associates will continue to pursue an aggressive defense on behalf of the Defendants.

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

(b)  At March 31, 2000, there were 845 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d) No unregistered securities were sold by the Partnership during the year ended March 31, 2000.

Item 5b.

NOT APPLICABLE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                               March 31                               December 31
                       --------------------------  ---------------------------------------------------
                            2000         1999         1998         1997         1996         1995
                         -----------  -----------  -----------  -----------  -----------  -----------
ASSETS
Cash and cash
 equivalents           $    180,133 $    552,348 $    738,364 $  1,480,862 $  2,371,389 $  5,285,730
Investments in
 limited                  8,311,454   10,092,782   10,274,595    9,738,583   10,096,100    9,417,744
 partnerships, net
Due from affiliate                -            -            -            -       53,200            -
Loans receivable                  -            -            -      259,496            -            -
Other assets                    998          998        2,534       20,245       10,956       29,568
                         -----------  -----------  -----------  -----------  -----------  -----------

                       $  8,492,585 $ 10,646,128 $ 11,015,493 $ 11,499,186 $ 12,531,645 $ 14,733,042
                         ===========  ===========  ===========  ===========  ===========  ===========

LIABILITIES
Payables  to limited
 partnerships          $          - $    421,025 $    605,517 $    411,543 $    666,716 $  2,134,797
Accrued expenses             86,965            -            -            -            -            -
Accrued fees and
 expenses due to
 general partner
 and affiliates              72,598       29,722       28,066        1,137        9,339      146,685

PARTNERS' EQUITY          8,333,022   10,195,381   10,381,910   11,086,506   11,855,590   12,451,560
                         -----------  -----------  -----------  -----------  -----------  -----------

                       $  8,492,585 $ 10,646,128 $ 11,015,493 $ 11,499,186 $ 12,531,645 $ 14,733,042
                         ===========  ===========  ===========  ===========  ===========  ===========

Selected results of operations, cash flows and other information for the Partnership are as follows:

                          For the
                           Year
                           Ended         For the Three Months                    For the Years Ended
                          March 31          Ended March 31                           December 31
                          ----------   ------------------------  --------------------------------------------------

                            2000          1999         1998         1998         1997         1996         1995
                          ----------   -----------  -----------  -----------   ----------   ----------   ----------
                                                    (Unaudited)

Income (loss) from
 operations (Note 1)     $  (870,197) $   (21,846) $   (1,492) $  (50,484) $   (31,969) $    55,374 $     56,606
Equity in losses of
 limited
 partnerships               (992,162)    (164,683)   (191,552) $ (658,728)    (737,115)    (628,631)    (628,521)
                          -----------  -----------  ----------  ----------   ----------   ----------   ----------


Net loss                $ (1,862,359) $  (186,529) $ (193,044) $ (709,212) $  (769,084) $  (573,257) $  (571,915)
                          ===========  ===========  ==========  ==========   ==========   ==========   ==========

Net loss allocated to:
 General partner        $    (18,624) $    (1,865) $   (1,930) $   (7,092) $    (7,691) $    (5,733) $    (5,719)
                          ===========  ===========  ==========  ==========   ==========   ==========   ==========

 Limited partners       $ (1,843,735) $  (184,664) $ (191,114) $ (702,120) $  (761,393) $  (567,524) $  (566,196)
                          ===========  ===========  ==========  ==========   ==========   ==========   ==========

Net loss per limited
 partner unit           $    (118.19) $    (11.84) $   (12.25) $   (45.01) $    (48.81) $    (36.38) $    (46.90)
                          ===========  ===========  ==========  ==========   ==========   ==========   ==========


Outstanding weighted
 limited partner units        15,600       15,600      15,600      15,600       15,600       15,600       12,073
                          ===========  ===========  ==========  ==========   ==========   ==========   ==========


Note 1 - Loss from operations include a charge for impairment losses on investments in limited partnerships of $766,559. (See Note 2 to the audited financial statements.)

                            For the
                             Year
                             Ended         For the Three Months                    For the Years Ended
                            March 31          Ended March 31                           December 31
                          -----------  ------------------------  ---------------------------------------------------
                            2000          1999         1998         1998         1997         1996         1995
                          -----------  -----------  -----------  -----------   ----------   ----------   -----------
                                                    (Unaudited)
Net cash provided by
 (used in):
 Operating activities   $   (19,827) $     (8,424) $    12,245 $     26,255  $    52,765  $    60,895  $    54,970
 Investing activities      (352,388)     (177,592)    (109,910)    (768,753)    (935,090)  (2,837,890)  (5,315,585)
 Financing activities             -             -            -            -       (8,202)    (137,346)   9,826,215
                          ----------   -----------  -----------  -----------   ----------   ----------   ----------

Net change in cash and
 cash equivalents          (372,215)     (186,016)     (97,665)    (742,498)    (890,527)  (2,914,341)   4,565,600

Cash and cash
 equivalents,
 beginning of period        552,348       738,364    1,480,862    1,480,862    2,371,389    5,285,730      720,130
                          ----------   -----------  -----------  -----------   ----------   ----------   ----------

Cash and cash
 equivalents,
 end of period          $   180,133  $    552,348  $ 1,383,197 $    738,364  $ 1,480,862  $ 2,371,389  $ 5,285,730
                          ==========   ===========  ===========  ===========   ==========   ==========   ==========

Low Income  Housing  Credit per Unit was as follows for the years ended December
31:

                                1999              1998               1997               1996              1995
                           ---------------   ----------------   ---------------    ---------------   ----------------

Federal                    $         135      $         124     $         113      $         105     $           76
State                                  -                  -                 -                  -                  -
                           --------------     --------------    --------------     --------------    ---------------

Total                      $         135      $         124     $         113      $         105     $           76
                           ==============     ==============    ==============     ==============    ===============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

With the exception of the discussion regarding historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-K contain forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

Risks and uncertainties inherent in forward looking statements include, but are not limited to, our future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the low income housing tax credit property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-K and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this filing.

Uncertainty with Respect to Investment in Broken Bow and Sidney

The Partnership has two investments accounted for under the equity method, consisting of 99% limited partnership interests in each of Broken Bow Apartments I, Limited Partnership ("Broken Bow"), and Sidney Apartments I, Limited Partnership ("Sidney").

The independent auditors engaged to perform an audit of Broken Bow and Sidney's financial statements as of and for the year ended December 31, 1999, were unable to form an opinion on those financial statements. This was due to the inability to obtain from the former local general partner certain general ledger information for a period of approximately three months and reliable confirmations of advances to/notes receivable from the former local general partner. Further, the independent auditors were unable to obtain management representation letters from the former property management company, which is an affiliate of the former local general partner. As a result, the Partnership has not included the financial information of Broken Bow and Sidney in the combined condensed financial statements presented in Note 3 to the financial statements. The combined condensed financial information presented in Note 3 for prior periods has been restated to exclude the accounts of Broken Bow and Sidney. The Partnership has reflected equity in the net losses of Broken Bow and Sidney totaling $156,823 ($(10.05) per limited partnership unit) for the year ended March 31, 2000, based on nine months of reported results provided by Broken Bow and Sidney and on three months of results estimated by Associates. Such estimates may be materially misstated due to the lack of corroborative financial information.

Broken  Bow  and  Sidney  continue  to  experience   negative  cash  flows  from
operations. During the year ended March 31, 2000, the Partnership advanced $120,906 in cash to Broken Bow and Sidney for operating expenses, including legal fees relating to certain litigation involving these and other properties as outlined in Note 8, as well as another $30,753 in cash since year end. Associates is currently negotiating for a restructuring of the related bank loans, which would increase cash flow from operations. Associates may not be successful in the restructuring of these loans. If the loans are not restructured, the Partnership may be unable to support these properties.
Consequently, the Partnership may be forced to sell all or a portion of its interests in these properties. Further, the lender may attempt to foreclose on the Broken Bow and Sidney properties.

As a result of the foregoing, Associates has performed an evaluation of the Partnership's remaining investment balances in Broken Bow and Sidney, including the cash advances noted above and other anticipated costs. It has been determined that an impairment adjustment is necessary and an impairment loss of $766,559 has been recognized at March 31, 2000. This impairment loss includes $558,688 in remaining book value of the Partnership's investments in Broken Bow and Sidney after the write off of $107,283 due to Broken Bow and Sidney, the $120,906 and $30,753 cash advances, a $37,670 accrual for anticipated legal costs, and $18,542 of estimated accounting and other related costs.

As a result of the aforementioned operating difficulties and the litigation as discussed in Item 3, Legal Proceedings, there is uncertainty as to whether the Partnership will ultimately retain its interests in Broken Bow and Sidney. If the investments are sold or otherwise not retained, the Partnership could be subject to recapture of tax credits and certain prior tax deductions. There is further uncertainty as to costs that the Partnership may ultimately incur in connection with its investments in Broken Bow and Sidney. The Partnership's financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Financial Condition

The Partnership's assets at March 31, 2000 consisted primarily of $180,000 in cash and aggregate investments in the twenty-two Local Limited Partnerships of $8,311,000. Liabilities at March 31, 2000 primarily consisted of $87,000 of accrued expenses and $73,000 due to General Partner or affiliates for advances.

Results of Operations

Year Ended March 31, 2000 Compared to Year Ended December 31, 1998. The Partnerships net loss for the year ended March 31, 2000 was $(1,862,000), reflecting an increase of $(1,153,000) from the net loss experienced for the year ended December 31, 1998 of $(709,000). The increase in net loss is due to the impairment loss recorded in connection with two of the limited partnership investments totaling $(767,000), a reduction in income of $(29,000) and an increase in the equity in losses of limited partnerships of $(333,000).


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

Cash Flows

Year Ended March 31, 2000 Compared to Year Ended December 31, 1998. Net decrease in for the year ended March 31, 2000 was $(372,000) compared to a net decrease in cash for the year ended December 31, 1998 of $(742,000). The change was due primarily to a decrease in investments in limited partnerships of $787,000 offset by an increase of $(121,000) in cash advances paid to limited partnerships and a decrease in loans collected from limited partnerships of $(259,000). * * * *

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998. Net cash used during the three months ended March 31, 1999 was $(186,000), compared to net cash used during the three months ended March 31, 1998 of $(98,000). The change was due primarily to an increase in investments in limited partnerships of $72,000 and an increase in cash used for operating activities of $20,000, partially offset by an increase in distributions from limited partnerships of $4,000.

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

During the year ended March 31, 2000 and the three months ended March 31, 1999 accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $130,000 and $2,000, respectively. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at March 31, 2000, to be sufficient to meet all currently foreseeable future cash requirements.

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

Non-IT Systems. The Partnership also relies on the non-IT systems of WNC. Non-IT systems include machinery and equipment such as telephones, voice mail and electronic postage equipment. The non-IT systems of WNC are year 2000 compliant.

Service Providers. WNC also relies on the IT and non-IT systems of service providers. Service providers include utility companies, financial institutions, telecommunications carriers, municipalities, and other outside vendors. WNC has obtained verbal assurances from its material service providers (electrical power provider, financial institutions and telecommunications carriers) that their IT and non-IT systems are year 2000 compliant. To date, WNC has not encountered significant year 2000 issues or business disruptions from its service providers.

Costs to Address Year 2000 Issues

The cost to address year 2000 issues for WNC has been less than $25,000.

Risk of Year 2000 Issues

Although WNC has encountered no significant year 2000 issues to date, the most reasonable and likely result from non-year 2000 compliance of systems of the service providers noted above would be the disruption of normal business operations for WNC. This disruption could, in turn, lead to delays in performing reporting and fiduciary responsibilities on behalf of the Partnership. The worst case scenario would be the replacement of a service provider. These delays would likely be temporary and would likely not have a material effect on the Partnership or WNC.

Local Limited Partnerships

Status of Readiness

To date, WNC and the Partnership have encountered no significant year 2000 issues with respect to the Local Limited Partnerships.

Costs to Address Year 2000 Issues

There has been and will be no cost to the Partnership as a result of assessing year 2000 issues for the Local Limited Partnerships. Although no significant year 2000 issues have been encountered to date, the cost to deal with potential year 2000 issues of the Local Limited Partnerships cannot be estimated at this time.

Risk of Year 2000 Issues

Although no significant year 2000 issues have been encountered to date, there can be no assurance that the Partnership will be unaffected by year 2000 issues. The most reasonable and likely result from non-year 2000 compliance will be the disruption of normal business operations for the Local Limited Partnerships, including but not limited to the possible failure to properly collect rents and meet their obligations in a timely manner. This disruption would, in turn, lead to delays by the Local Limited Partnerships in performing reporting and fiduciary responsibilities on behalf of the Partnership. The worst-case scenario would include the initiation of foreclosure proceedings on the property by mortgage debt holders. Under these circumstances, WNC or its affiliates will take actions necessary to minimize the risk of foreclosure, including the removal and replacement of a Local General Partner by the Partnership. These delays would likely be temporary and would likely not have a material effect on the Partnership or WNC.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

Report of Independent Certified Public Accountants


To the Partners
WNC Housing Tax Credit Fund IV, L.P., Series 2


We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund IV, L.P., Series 2 (a California Limited Partnership) (the "Partnership") as of March 31, 2000 and 1999, and December 31, 1998, and the related statements of operations, partners' equity (deficit) and cash flows for the year ended March 31, 2000, the three months ended March 31, 1999 and the year ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 3 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investments in limited partnerships audited by other auditors represented 81%, 75% and 72% of the total assets of the Partnership at March 31, 2000 and 1999 and December 31, 1998, respectively. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

Except as discussed in the following paragraph, we conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

As more thoroughly discussed in Note 2 to the financial statements, the independent auditors engaged to perform the audits of the financial statements as of and for the year ended December 31, 1999 for Broken Bow Apartments I, L.P. ("Broken Bow") and Sidney Apartments I, L.P. ("Sidney"), were unable to express an opinion on those financial statements. The Partnership has reflected equity in the net losses of Broken Bow and Sidney totaling $156,823 ($(10.05) per limited partnership unit) for the year ended March 31, 2000. The Partnership has also recorded an impairment of its investment in the two limited partnerships totaling $766,559 ($(49.14) per limited partnership unit) for the year ended March 31, 2000.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had the independent auditors been able to form an opinion on Broken Bow and Sidneys' financial statements, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund V, L.P., Series 3 (a California Limited Partnership) as of March 31, 2000 and 1999, and December 31, 1998, and the results of its operations and its cash flows for the year ended March 31, 2000, the three months ended March 31, 1999 and the year ended December 31, 1998, in conformity with generally accepted accounting principles.




                            /s/ BDO SEIDMAN, LLP
                                BDO SEIDMAN, LLP




Orange County, California
August 16, 2000

                          INDEPENDENT AUDITORS' REPORT



To the Partners
WNC Housing Tax Credit Fund IV, L.P., Series 2


We have audited the statements of operations, partners' equity (deficit) and cash flows of WNC Housing Tax Credit Fund IV, L.P., Series 2 ( a California Limited Partnership) (the "Partnership") for the year ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the limited partnerships in which WNC Housing Tax Credit Fund IV, L.P., Series 2 is a limited partner. These investments, as discussed in Note 2 to the financial statements, are accounted for by the equity method. The investment in these limited partnerships represented 85% of the total assets of WNC Housing Tax Credit Fund IV, L.P., Series 2 at December 31, 1997. Substantially all of the financial statements of the limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of WNC Housing Tax Credit Fund IV, L.P., Series 2 (a California Limited Partnership), for the year ended December 31, 1997, in conformity with generally accepted accounting principles.



                              /s/ CORBIN & WERTZ
                                  CORBIN & WERTZ

Irvine, California
April 23, 1998

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                         March 31                 December 31
                                                               ------------------------------    --------------
                                                                   2000             1999             1998
                                                               --------------   -------------    --------------
  ASSETS
  Cash and cash equivalents                                  $       180,133  $      552,348   $       738,364
  Investments in limited partnerships,
   net (Notes 2 and 3)                                             8,311,454      10,092,782        10,274,595
  Other assets                                                           998             998             2,534
                                                               --------------   -------------    --------------

                                                             $     8,492,585  $   10,646,128   $    11,015,493
                                                               ==============   =============    ==============

  LIABILITIES AND PARTNERS' EQUITY
   (DEFICIT)

  Liabilities:
   Payables to limited partnerships (Note 5)                 $             -  $      421,025   $       605,517
   Accrued expenses (Note 3)                                          86,965               -                 -
   Accrued fees and expenses due to General
    Partner and affiliates (Note 4)                                   72,598          29,722            28,066
                                                               --------------   -------------    --------------

       Total liabilities                                             159,563         450,747           633,583
                                                               --------------   -------------    --------------

  Commitments and contingencies (Note 7)

  Partners' equity (deficit):
   General partner                                                   (68,982)        (50,358)          (48,493)
   Limited partners (20,000 units authorized;
    15,600 units issued and outstanding)                           8,402,004      10,245,739        10,430,403
                                                               --------------   -------------    --------------

       Total partners' equity                                      8,333,022      10,195,381        10,381,910
                                                               --------------   -------------    --------------

                                                             $     8,492,585  $   10,646,128   $    11,015,493
                                                               ==============   =============    ==============



                      See independent auditors' report and
                  accompanying notes to financial statements.
                                       19

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                                                                          For the
                                                           For the         Three
                                                            Year          Months
                                                            Ended          Ended            For the Years Ended
                                                           March 31       March 31               December 31
                                                        -------------   ------------    ----------------------------
                                                            2000           1999            1998            1997
                                                        -------------   ------------    ------------   -------------
Interest income                                       $       14,374  $       6,850   $      47,017  $       74,570
Other income                                                   4,000              -               -               -
                                                        -------------   ------------    ------------   -------------

Total income                                                  18,374          6,850          47,017          74,570
                                                        -------------   ------------    ------------   -------------
Operating expenses:
 Amortization (Notes 3 and 4)                                 40,935         10,230          32,099          40,823
 Asset management fees (Note 4)                               42,900         10,725          42,900          42,900
 Other                                                        38,177          7,741          22,502          22,816
 Impairment on investments in limited
  partnerships (Note 2)                                      766,559              -               -               -
                                                        -------------   ------------    ------------   -------------

         Total operating expenses                            888,571         28,696          97,501         106,539
                                                        -------------   ------------    ------------   -------------

Income (loss) from operations                               (870,197)       (21,846)        (50,484)        (31,969)

Equity in losses of limited
 partnerships (Note 3)                                      (992,162)      (164,683)       (658,728)       (737,115)
                                                        -------------   ------------    ------------   -------------

Net loss                                              $   (1,862,359) $    (186,529)  $    (709,212) $     (769,084)
                                                        =============   ============    ============   =============
Net loss allocated to:
 General partner                                      $      (18,624) $      (1,865)  $      (7,092) $       (7,691)
                                                        =============   ============    ============   =============

 Limited partners                                     $   (1,843,735) $    (184,664)  $    (702,120) $     (761,393)
                                                        =============   ============    ============   =============

Net loss per limited partner unit                     $      (118.19) $      (11.84)  $      (45.01) $       (48.81)
                                                        =============   ============    ============   =============

Outstanding weighted limited partner units                    15,600         15,600          15,600          15,600
                                                        =============   ============    ============   =============


                      See independent auditors' report and
                   accompanying notes to financial statements.
                                       20

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                       For The Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

                                                                                 Limited
                                                           General Partner       Partners            Total
                                                          ----------------    ---------------    ---------------
Partners' equity (deficit) at January 1, 1997           $        (33,756)  $     11,889,346   $     11,855,590

Net loss                                                          (7,691)          (761,393)          (769,084)
                                                          ---------------     ---------------    ---------------

Partners' equity (deficit) at December 31, 1997                  (41,447)        11,127,953         11,086,506

Offering costs                                                        46              4,570              4,616

Net loss                                                          (7,092)          (702,120)          (709,212)
                                                          ---------------     ---------------    ---------------

Partners' equity (deficit) at December 31, 1998                  (48,493)        10,430,403         10,381,910

Net loss                                                          (1,865)          (184,664)          (186,529)
                                                          ---------------     ---------------    ---------------

Partners' equity (deficit) at March 31, 1999                     (50,358)        10,245,739         10,195,381

Net loss                                                         (18,624)        (1,843,735)        (1,862,359)
                                                          ---------------     ---------------    ---------------

Partners' equity (deficit) at March 31, 2000            $        (68,982)  $      8,402,004   $      8,333,022
                                                          ===============     ===============    ===============




                      See independent auditors' report and
                   accompanying notes to financial statements.
                                       21

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                          For the
                                                           For the         Three
                                                            Year          Months
                                                            Ended          Ended            For the Years Ended
                                                           March 31       March 31               December 31
                                                       -------------   ------------    ----------------------------
                                                           2000           1999            1998            1997
                                                       -------------   ------------    ------------   -------------
Cash flows from operating activities:
 Net loss                                           $  (1,862,359) $    (186,529)  $    (709,212) $     (769,084)
 Adjustments to reconcile net loss to net
 cash provided by operating activities:
  Amortization                                             40,935         10,230          32,099          40,823
  Impairment loss on investments in limited
    partnerships                                          766,559              -               -               -
  Equity in loss of limited
    partnerships                                          992,162        164,683         658,728         737,115
  Change in other assets                                        -          1,536          17,711           9,347
  Change in due from affiliates                                 -              -               -          34,564
  Change in accrued fees and expenses
   due to General Partner and affiliates                   42,876          1,656          26,929               -
                                                     -------------   ------------    ------------   -------------
Net cash provided by (used in)
 operating Activities                                     (19,827)        (8,424)         26,255          52,765
                                                     -------------   ------------    ------------   -------------
Cash flows from investing activities:
 Investments in limited
   partnerships, net                                     (251,149)      (184,492)     (1,037,700)       (674,929)
 Capitalized acquisition costs and
   fees                                                         -              -            (465)         (8,278)
 Distributions from limited
   partnerships                                            19,667          6,900           5,300           7,613
 Loans receivable                                               -              -         259,496        (259,496)
 Offering expenses                                              -              -           4,616               -
 Cash advances to limited partnerships                   (120,906)             -               -               -
                                                     -------------   ------------    ------------   -------------
Net cash used in investing
 activities                                              (352,388)      (177,592)       (768,753)       (935,090)
                                                     -------------   ------------    ------------   -------------
Cash flows from financing activities:
 Advances due to general partner
  and affiliates                                                -              -               -          (8,202)
                                                     -------------   ------------    ------------   -------------
Net cash used in financing
 activities                                                     -              -               -          (8,202)
                                                     -------------   ------------    ------------   -------------
Net decrease in cash and cash
 equivalents                                             (372,215)      (186,016)       (742,498)       (890,527)

Cash and cash equivalents,
 beginning of period                                      552,348        738,364       1,480,862       2,371,389
                                                     -------------   ------------    ------------   -------------
Cash and cash equivalents, end of
 period                                             $     180,133  $     552,348   $     738,364  $    1,480,862
                                                     =============   ============    ============   =============

Continued

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED



                                                        For the
                                         For the         Three
                                          Year           Months
                                          Ended          Ended            For the Years Ended
                                         March 31       March 31               December 31
                                       ------------    -----------     ------------------------------
                                          2000            1999            1998             1997
                                       ------------    -----------     -------------  ---------------
SUPPLEMENTAL DISCLOSURE
 OF CASH FLOW INFORMATION:
  Taxes paid                         $         800   $           -  $          800  $            800
                                       ============    ============   =============   ===============




















                      See independent auditors' report and
                   accompanying notes to financial statements.
                                       23

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                       For the Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

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

The general partner is WNC Tax Credit Partners, IV, L.P. (the "General Partner"), a California limited partnership. WNC & Associates, Inc. ("WNC") is the general partner of the General Partner. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 66.8% of the outstanding stock of WNC. John B. Lester, Jr. was the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of WNC. Wilfred
N. Cooper, Jr., President of WNC, owns 2.1% of the outstanding stock of WNC.

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

Change in Reporting Year End

In 1999, the Partnership elected to change its year end for financial reporting purposes from December 31 to March 31. All financial information reflected in the financial statements and related footnotes has been adjusted for this change in year end except for the combined condensed financial information relating to the Local Limited Partnerships included in Note 3.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

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

Losses from Local Limited Partnerships for the years ended December 31, 1998 and 1997 have been recorded by the Partnership based on reported results provided by the Local Limited Partnerships. Losses from Local Limited Partnerships for the three months ended March 31, 1999 have been estimated by management of the Partnership. Losses from limited partnerships for the year ended March 31, 2000 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships and on three months of results estimated by management of the Partnership. Losses from the limited partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Offering Expenses

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of partners' capital and amounted to $970,717 as of March 31, 1999 and December 31, 1998, and $975,333 as of December 31, 1997.

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

Cash and Cash Equivalents

The Partnership considers highly liquid investments with maturities of three months or less when purchased to be cash equivalents. As of March 31, 2000 and 1999, and December 31, 1998, the Partnership had no cash equivalents.

Concentration of Credit Risk

At March 31, 2000, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

Reclassifications

Certain prior year balances have been reclassified to conform to the 2000 presentation.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

NOTE 2 -  UNCERTAINTY  WITH  RESPECT TO  INVESTMENTS  IN BROKEN BOW AND  SIDNEY:
IMPAIRMENT OF INVESTMENTS

The Partnership has three investments accounted for under the equity method, consisting of 99% limited partnership interests in each of Broken Bow Apartments I, Limited Partnership ("Broken Bow") and Sidney Apartments I, Limited Partnership ("Sidney").

The independent auditors engaged to perform an audit of Broken Bow and Sidneys' financial statements as of and for the year ended December 31, 1999, were unable to form an opinion on those financial statements. This was due to the inability to obtain from the former local general partner certain general ledger information for a period of approximately three months and reliable confirmations of advances to/notes receivable from the former local general partner. Further, the independent auditors were unable to obtain management representation letters from the former property management company, which is an affiliate of the former local general partner. As a result, the Partnership has not included the financial information of Broken Bow and Sidney in the combined condensed financial statements presented in Note 3 to the financial statements. The combined condensed financial information presented in Note 3 for prior periods has been restated to exclude the accounts of Broken Bow and Sidney. The Partnership has reflected equity in the net losses of Broken Bow and Sidney totaling $156,823 ($(10.05) per limited partnership unit) for the year ended March 31, 2000, based on nine months of reported results provided by Broken Bow and Sidney and on three months of results estimated by WNC. Such estimates may be materially misstated due to the lack of corroborative financial information.

Broken  Bow  and  Sidney  continue  to  experience   negative  cash  flows  from
operations. During the year ended March 31, 2000, the Partnership advanced $120,906 in cash to Broken Bow and Sidney for operating expenses, including legal fees relating to certain litigation involving these and other properties as outlined in Note 8, as well as another $30,753 in cash since year end. WNC is currently negotiating for a restructuring of the related bank loans, which would increase cash flow from operations. WNC may not be successful in the restructuring of these loans. If the loans are not restructured, the Partnership may be unable to support these properties. Consequently, the Partnership may be forced to sell all or a portion of its interests in these properties. Further, the lender may attempt to foreclose on the Broken Bow and Sidney properties.

As a result of the foregoing, WNC has performed an evaluation of the Partnership's remaining investment balances in Broken Bow and Sidney, including the cash advances noted above and other anticipated costs. It has been determined that an impairment adjustment is necessary and an impairment loss of $766,559 has been recognized at March 31, 2000. This impairment loss includes $558,688 in remaining book value of the Partnership's investments in Broken Bow and Sidney; the $120,906 and $30,753 cash advances, a $37,670 accrual for anticipated legal costs, and $18,542 of estimated accounting and other related costs.

As a result of the aforementioned operating difficulties and the litigation as discussed in Note 7, there is uncertainty as to whether the Partnership will ultimately retain its interests in Broken Bow and Sidney. If the investments are sold or otherwise not retained, the Partnership could be subject to recapture of tax credits and certain prior tax deductions. There is further uncertainty as to costs that the Partnership may ultimately incur in connection with its investments in Broken Bow and Sidney. The Partnership's financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS-continued

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2000 and 1999 are approximately $876,000 and $2,170,000, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements. This difference is primarily due to unrecorded losses, as discussed below, acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account and to capital contributions payable to the limited partnerships which were netted against partner capital in the Local Limited Partnership's financial statements. The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the losses recorded by the Partnership for the three month period ended March 31. Lastly, the difference is due to the exclusion of the financial statements of Sidney and Broken Bow from the combined condensed financial information presented below. See Note 2 for discussion.

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. At March 31,2000 the investment account in one of the Local Limited Partnerships had reached a zero balance. Consequently a portion of the Partnership's estimate of it's share of losses for the year ended March 31, 2000 amounting to approximately $9,000 has not been recognized by the Partnership as of March 31, 2000.

Following is a summary of the equity method activity of the investments in limited partnerships for the periods presented:

                                                  For the Year     For the Three
                                                     Ended         Months Ended
                                                    March 31         March 31        For the Years Ended December 31
                                                 ---------------  ---------------    -------------------------------
                                                      2000             1999              1998              1997
                                                 ---------------  ---------------    -------------     -------------
Investments per balance sheet, beginning of
 year                                          $     10,092,782 $     10,274,595  $    9,738,583    $   10,096,100
Tax credit adjustment                                   (62,593)               -         (23,291)                -
Capital contributions to limited
 partnerships, net                                            -                -         827,482           194,036
Capital contributions to be paid                              -                -         427,483           225,720
Impairment loss on investments in limited
 partnerships                                          (766,559)               -               -                 -
Capital contributions payable to Sidney and
 Broken Bow offset to book value                       (107,283)               -               -                 -
Accrued expense (Note 2)                                 86,965                -               -                 -
Cash advances (Note 2)                                  120,906                -               -                 -
Capitalized acquisition fees and costs                        -                -             465             8,278
Distributions received                                  (19,667)          (6,900)         (5,300)           (7,613)
Equity in losses of limited partnerships               (992,162)        (164,683)       (658,728)         (737,115)
Amortization of paid acquisition fees and
 costs                                                  (40,935)         (10,230)        (32,099)          (40,823)
                                                   -------------   --------------   -------------     -------------

Investments per balance sheet, end of period   $      8,311,454 $     10,092,782  $   10,274,595    $    9,738,583
                                                   =============   ==============   =============     =============

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

The financial information from the individual financial statements of the Local Limited Partnerships includes rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted against interest expense. Approximate combined condensed financial information from the individual financial statements of the Local Limited Partnerships as of December 31 and for the years then ended is as follows (Combined condensed financial information for Broken Bow and Sidney have been excluded from the presentation below. See Note 2 for further discussion):

                        COMBINED CONDENSED BALANCE SHEETS

                                                           1999               1998
                                                     ---------------     ---------------
ASSETS
Buildings, net of accumulated amortization
 of $5,551,000 and $4,180,000
 for 1999 and 1998, respectively                   $     31,791,000    $     30,754,000
Land                                                      1,557,000           1,553,000
Construction in progress                                          -           1,895,000
Due from affiliates                                           1,000                   -
Other assets                                              2,194,000           2,074,000
                                                     ---------------     ---------------

                                                   $     35,543,000    $     36,276,000
                                                     ===============     ===============
LIABILITIES

Construction and mortgage loans payable            $     26,091,000    $     26,145,000
Other liabilities (including due to
 related parties of $437,000 and
 $465,000 for 1999 and 1998, respectively)                1,003,000           1,111,000
                                                     ---------------     ---------------

                                                         27,094,000          27,256,000
                                                     ---------------     ---------------
PARTNERS' CAPITAL

WNC Housing Tax Credit Fund IV, L.P., Series 2            7,435,000           7,923,000
Other partners                                            1,014,000           1,097,000
                                                     ---------------     ---------------

                                                          8,449,000           9,020,000
                                                     ---------------     ---------------

                                                   $     35,543,000    $     36,276,000
                                                     ===============     ===============

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                 1999               1998                1997
                                                            ---------------    ---------------     ---------------
Revenues                                                  $      3,768,000   $      3,750,000   $       3,420,000
                                                            ---------------    ---------------     ---------------
Expenses:
 Operating expenses                                              2,165,000          1,965,000           1,828,000
 Interest expense                                                1,154,000          1,131,000           1,181,000
 Depreciation and amortization                                   1,238,000          1,162,000           1,087,000
                                                            ---------------    ---------------     ---------------

  Total expenses                                                 4,557,000          4,258,000           4,096,000
                                                            ---------------    ---------------     ---------------

Net loss                                                  $       (789,000)  $       (508,000)  $        (676,000)
                                                            ===============    ===============     ===============
Net loss allocable to the Partnership, before equity
 in losses of Broken Bow and Sidney                       $       (778,000)  $       (501,000)  $        (661,000)
                                                            ===============    ===============     ===============
Net loss recorded by the Partnership,  before equity in
 losses of Broken Bow and Sidney                          $       (835,000)  $       (501,000)  $        (661,000)

Net loss of Broken Bow allocable to the Partnership               (109,000)           (42,000)             (5,000)

Net loss of Sidney allocable to the Partnership                    (48,000)          (116,000)            (71,000)
                                                            ---------------    ---------------     ---------------

Net loss recorded by the Partnership                      $       (992,000)  $       (659,000)  $        (737,000)
                                                            ===============    ===============     ===============

Certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired and the loss and recapture of the related tax credits could occur.

NOTE 4 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership is obligated to the General Partner or its affiliates for the following items:

         Acquisition fees of up to 8% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,058,950. Accumulated amortization of these capitalized costs was $166,925, $131,629 and $124,017 as of March 31, 2000 and 1999 and December 31,
         1998, respectively.

         Reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.2% of the gross proceeds. As of March 31, 2000 and 1999 and December 31, 1998, the Partnership incurred acquisition costs of $169,103, for all periods presented, which have been included in investments in limited partnerships. Accumulated amortization was $25,117, $19,478 and $16,859 as of March 31, 2000 and 1999 and December 31, 1998, respectively.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

NOTE 4 - RELATED PARTY TRANSACTIONS, continued

         An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages. Management fees of $42,900 and $10,725 were incurred during the year ended March 31, 2000 and the three months ended March 31, 1999, respectively, and $42,900 and $42,900 were incurred for the years ended December 31, 1998 and 1997, respectively, of which $3,750 and $5,950 were paid during the year ended March 31, 2000 and the three months ended March 31, 1999 and $4,616 and $6,000 were paid during the years ended December 31, 1998 and 1997, respectively.

         A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2003 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to General Partner and affiliates consist of the following:

                                                                 March 31               December 31
                                                        ----------------------------   -------------
                                                            2000            1999            1998
                                                        ---------       ------------   -------------
Reimbursement for expenses paid by the General
 Partner or an affiliate                              $      6,689    $       2,963  $        6,082

Asset management fee payable                                65,909           26,759          21,984
                                                        -----------     ------------   -------------

Total                                                 $     72,598    $      29,722  $       28,066
                                                        ===========     ============   =============

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

NOTE 7 - COMMITMENTS AND CONTINGENCIES

During the year, WNC identified a potential problem with a developer who, at the time, was the local general partner in six Local Limited Partnerships. The Partnership has a 99% limited partnership interest in two of those six Local Limited Partnerships. Those investments are Broken Bow Apartments I, and Sidney Apartments I. All the properties continue to experience operating deficits. The local general partner ceased funding the operating deficits, which placed the Local Limited Partnerships in jeopardy of foreclosure. Consequently, WNC voted to remove the local general partner and the management company from the Local Limited Partnerships. After the local general partner contested its removal, WNC commenced legal action on behalf of the Local Limited Partnerships and was successful in getting a receiver appointed to manage the Local Limited Partnerships and an unaffiliated entity appointed as property manager. WNC was subsequently successful in attaining a summary judgment to confirm the removal of the local general partner, the receiver was discharged and WNC now controls all six of the Local Limited Partnerships.

The six Local Limited Partnerships (hereinafter referred to as "Defendants") are now defendants in a separate lawsuit. The lawsuit has been filed by eight other partnerships in which the local general partner of the Local Limited Partnerships is or was involved (the "Plaintiffs"). The Plaintiffs allege that the local general partner accepted funds from the Plaintiffs and improperly loaned these funds to the Defendants. Discovery in this lawsuit is ongoing and WNC will continue to pursue an aggressive defense on behalf of the Defendants.

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

Wilfred N. Cooper, Sr., age 69, is the founder, Chairman, Chief Executive Officer, and a Director of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the programs previously sponsored by the Sponsor. Mr. Cooper has been involved in real estate investment and acquisition activities since 1968. Previously, during 1970 and 1971, he was founder and principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director of the National Association of Home Builders (NAHB) and a National Trustee for NAHB's Political Action Committee, a Director of the National
Housing Conference (NHC) and a member of NHC's Executive Committee and a Director of the National Multi-Housing Council (NMHC). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

John B. Lester, Jr., age 66, is Vice-Chairman, a Director, Secretary and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director of WNC Capital Corporation. Mr. Lester has 27 years of experience in engineering and construction and has been involved in real estate investment and acquisition activities since 1986 when he joined the Sponsor. Previously, he was Chairman of the Board and Vice President or President of E & L Associates, Inc., a provider of engineering and construction services to the oil refinery and petrochemical industries, which he co-founded in 1973. Mr. Lester graduated from the University of Southern California in 1956 with a Bachelor of Science degree in Mechanical Engineering.

Wilfred N. Cooper, Jr., age 37, is Executive Vice President, Chief Operating Officer, a Director and a member of the Acquisition Committee of WNC &
Associates, Inc. He is President of, and a registered principal with, WNC Capital Corporation, a member firm of the NASD, and is a Director of WNC Management, Inc. He has been involved in investment and acquisition activities with respect to real estate since he joined the Sponsor in 1988. Prior to this, he served as Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Advisory Board for LIHC Monthly Report, a Director of NMHC and an Alternate Director of NAHB. He graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 48, is Executive Vice President, a Director, General Counsel, and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been involved in real estate investment and acquisition activities since 1984. Prior to joining the Sponsor in 1990, he was practicing law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Michael L. Dickenson, age 43, is Vice President and Chief Financial Officer, and a member of the Acquisition Committee of WNC & Associates, Inc., and Chief Financial Officer of WNC Management, Inc. He has been involved with acquisition and investment activities with respect to real estate since 1985. Prior to joining the Sponsor in March 1999, he was the Director of Financial Services at TrizecHahn Centers Inc., a developer and operator of commercial real estate, from 1995 to 1999, a Senior Manager with E&Y Kenneth Leventhal Real Estate Group, Ernst & Young, LLP, from 1988 to 1995, and Vice President of Finance with Great Southwest Companies, a commercial and residential real estate developer, from 1985 to 1988. Mr. Dickenson is a member of the Financial Accounting Standards Committee for the National Association of Real Estate Companies and the American Institute of Certified Public Accountants, and a Director of HomeAid Southern California, a charitable organization affiliated with the building industry. He graduated from Texas Tech University in 1978 with a Bachelor of Business Administration - Accounting degree, and is a Certified Public Accountant in California and Texas.

Thomas J. Riha, age 45, is Vice President - Asset Management and a member of the Acquisition Committee of WNC & Associates, Inc. and a Director and Chief Executive Officer of WNC Management, Inc. Mr. Riha has been involved in acquisition and investment activities with respect to real estate since 1979. Prior to joining the Sponsor in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Sy P. Garban, age 54, is Vice President - National Sales of WNC & Associates, Inc. and has been employed by the Sponsor since 1989. Mr. Garban has been involved in real estate investment activities since 1978. Prior to joining the Sponsor he served as Executive Vice President of MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

N. Paul Buckland, age 37, is Vice President - Acquisitions and a member of the Acquisition Committee of WNC & Associates, Inc. He has been involved in real estate acquisitions and investments since 1986 and has been employed with WNC & Associates, Inc. since 1994. Prior to that, he served on the development team of the Bixby Ranch that constructed apartment units and Class A office space in California and neighboring states, and as a land acquisition coordinator with Lincoln Property Company where he identified and analyzed multi-family developments. Mr. Buckland graduated from California State University, Fullerton in 1992 with a Bachelor of Science degree in Business Finance.

David Turek, age 45, is Vice President - Originations of WNC & Associates, Inc. He has been involved with real estate investment and finance activities since 1976 and has been employed by WNC & Associates, Inc. since 1996. From 1995 to 1996, Mr. Turek served as a consultant for a national Tax Credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of Tax Credit properties. From 1990 to 1995, he was involved in the development of conventional and tax credit multi-family housing. He is a Director with the Texas Council for Affordable Rural Housing and graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

Kay L. Cooper, age 63, is a Director of WNC & Associates, Inc. Mrs. Cooper was the founder and sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until 1998. She is the wife of Wilfred N. Cooper, Sr., the mother of Wilfred N. Cooper, Jr. and the sister of John B. Lester, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or Associates for the following fees:

 (a) Annual Asset Management Fee. An annual asset management fee of the greater of (i) $2,000 per multi-family housing complex or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on changes in the Consumer Price Index, however in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnerships and the Partnership's allocable share of the amount of indebtedness related to the Housing Complexes. Fees of $43,000, $11,000 and $43,000 were incurred during the year ended March 31, 2000 and the three months ended March 31, 1999 and the year ended December 31, 1998, respectively. The Partnership paid the General Partner or its affiliates $4,000, $6,000 and $5,000 of those fees during the year ended March 31, 2000, the three months ended March 31, 1999 and the year ended December 31, 1998, respectively.

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

(c) Operating Expense. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $31,000, $11,000 and $6,000 during the year ended March 31, 2000, the three months ended March 31, 1999 and the year ended December 31, 1998, respectively.

(d) Interest in Partnership. The General Partners receive 1% of the Partnership's allocated Low Income Housing Credits, which approximated $20,000 and $20,000 for the General Partner for the years ended March 31, 2000 and December 31, 1998. The General Partner is also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partner during the year ended March 31, 2000, the three months ended March 31, 1999 or the year ended December 31, 1998.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Security Ownership of Certain Beneficial Owners

 (a)     Security Ownership of Certain Beneficial Owners

         The following is the only limited partner known to the General Partner to own beneficially in excess of 5% of the outstanding Units.

                                            Name and Address of               Amount of Units
                 Title of Class              Beneficial Owner                    Controlled       Percent of Class
           ----------------------------- ---------------------------------- ------------------- -------------------
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

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements

(a)(1)   Financial statements included in Part II hereof:

         Report of Independent Certified Public Accountants
         Independent Auditors' Report
         Balance Sheets, March 31, 2000 and 1999 and December 31, 1998
         Statements of Operations  for the year and three months ended March 31,
          2000 and 1999  and for the  years  ended  December  31,  1998 and 1997
         Statements  of Partners'  Equity  (Deficit)  for the three months ended
          March 31, 2000 and 1999 and for the years ended  December 31, 1998 and
          1997
         Statements of Cash Flows for the year and three months ended  March 31,
          2000 and 1999 and for the years ended December 31, 1998 and 1997
         Notes to Financial Statements

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

10.19 Certified financial statements of Pioneer Street Associates, a Cali-fornia Limited Partnership as of and for the year ended December 31, 1999.

(d)      Financial  statement  schedules  follow,  as set  forth  in  subsection
         (a)(2) hereof.

              Report of Independent Certified Public Accountants on
                          Financial Statement Schedules





To the Partners
WNC Housing Tax Credit Fund IV, L.P., Series 2


The audits referred to in our report dated August 16, 2000, relating to the 2000, 1999 and 1998 financial statements of WNC Housing Tax Credit Fund IV,
L.P., Series 2 (the "Partnership"), which is contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits. The opinion to the financial statements contains an audit scope limitation paragraph describing the inability of the auditors to express an opinion on the financial statements of a limited partnership.

In our opinion, such financial statement schedules present fairly, in all material respects, the financial information set forth therein.



                                      /s/ BDO SEIDMAN, LLP
                                          BDO SEIDMAN, LLP

Orange County, California
August 16, 2000

WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                           --------------------------------  -------------------------------------------------------
                                                As of March 31, 2000                         As of December 31, 1999
                                           --------------------------------  -------------------------------------------------------
                                          Partnership's Total   Amount of     Encumbrances of  Property
                                          Investment in Local   Investment    Local Limited    and         Accumulated     Net Book
Partnership Name              Location    Limited Partnerships  Paid to Date  Partnerships     Equipment   Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Apartment Housing of          East Brewton,
East Brewton, Ltd.            Alabama            $ 1,192,000   $1,192,000     $ 1,150,000   $ 2,339,000   $    74,000    $ 2,265,000

Autumn Trace Associates,      Silsbee, Texas         412,000      412,000       1,261,000     2,059,000       469,000      1,590,000
Ltd.

Broken Bow Apartments I,      Broken Bow,
Limited Partnership           Nebraska               608,000      608,000               *             *             *              *

Candleridge Apartments        Waukee, Iowa           125,000      125,000         682,000       883,000       141,000        742,000
of Waukee L.P. II

Chadwick Limited              Edan, North
Partnership                   Carolina               378,000      378,000       1,561,000     2,010,000       253,000      1,757,000

Comanche Retirement           Comanche, Texas        136,000      136,000         592,000       748,000       138,000        610,000
Village, Ltd.

Crossings II Limited          Portage,
Dividend Housing              Michigan               432,000      432,000       5,992,000     6,952,000       470,000      6,482,000
Association Limited
Partnership

EW, a Wisconsin Limited       Evansville,
Partnership                   Wisconson              164,000      164,000         619,000       869,000       189,000        680,000

Garland Street Limited        Malvarn,
Partnership                   Arkansas               164,000      164,000         696,000       920,000       200,000        720,000

Hereford Seniors              Hereford,
Community, Ltd.               Texas                  167,000      167,000         802,000     1,005,000       117,000        888,000


* Results of Broken Bow Apartments I, L.P. and Sidney Apartments I, L.P. have not been audited and thus have been excluded. See Note 2 to the financial statements and report of certified public accountants.

WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                          ----------------------------------  ------------------------------------------------------
                                               As of March 31, 2000                           As of December 31, 1999
                                          ----------------------------------  ------------------------------------------------------
                                          Partnership's Total   Amount of     Encumbrances of  Property
                                          Investment in Local   Investment    Local Limited    and        Accumulated      Net Book
Partnership Name              Location    Limited Partnerships  Paid to Date  Partnerships     Equipment  Depreciation     Value
------------------------------------------------------------------------------------------------------------------------------------
Hickory Lane                  Newton, Texas          174,000      174,000         596,000       924,000       128,000        796,000
Associates, Ltd

Honeysuckle Court             Vidor, Texas       $   339,000   $    339,000   $ 1,165,000   $ 1,780,000  $    258,000    $ 1,522,000
Associates, Ltd.

Klimpel Manor, Ltd            Fullerton,
                              California           1,774,000      1,774,000     1,962,000     3,576,000       543,000      3,033,000

Lamesa Seniors                Lamesa, Texas          143,000        143,000       673,000       818,000       133,000        685,000
Community, Ltd.

Laredo Heights                Navasota, Texas        225,000        225,000       995,000     1,350,000       138,000      1,212,000
Apartments Ltd.

Mountainview Apartments       North Wilkesboro,
Limited Partnership           North Carolina         195,000        195,000       998,000     1,211,000       292,000        919,000


Palestine Seniors             Palestine, Texas       225,000        225,000     1,128,000     1,385,000       198,000      1,187,000
Community, Ltd.

Pecan Grove Limited           Forrest City,
Partnership                   Arkansas               240,000        240,000     1,114,000     1,401,000       312,000      1,089,000

Pioneer Street                Bakersfield,
Associates                    California           2,222,000      2,222,000     1,883,000     4,087,000       729,000      3,358,000

Sidney Apartments I,          Sidney, Nebraska       530,000        530,000             *             *             *              *
Limited Partnership

Southcove Associates          Orange Cove,
                              Califonia            2,000,000      2,000,000     1,532,000     3,445,000       626,000      2,819,000

Walnut Turn Associates,       Buna, Texas            188,000        188,000       690,000     1,015,000       143,000        872,000
Ltd.                                              ----------     ----------    ----------    ----------     ---------     ----------
                                                 $12,033,000    $12,033,000   $26,091,000   $38,777,000    $5,551,000    $33,226,000
                                                  ==========     ==========    ==========    ==========     =========     ==========

WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                  -----------------------------------------------------------------------------------
                                                         For the year ended December 31, 1999
                                  -----------------------------------------------------------------------------------
                                                                                   Year                    Estimated
                                                                                Investment                Useful Life
Partnership Name                        Rental Income         Net loss           Acquired     Status        (Years)
---------------------------------------------------------------------------------------------------------------------
Apartment Housing of East
Brewton, Ltd.                           $      91,000    $      (78,000)            1998    Completed       40 Years

Autumn Trace Associates, Ltd.                 204,000           (50,000)            1994    Completed     27.5 Years

Broken Bow Apartments I, Limited
Partnership                                         *                 *             1996    Completed       40 Years

Candleridge Apartments of Waukee
L.P. II                                       120,000           (10,000)            1995    Completed     27.5 Years

Chadwick Limited Partnership                  188,000           (62,000)            1994    Completed       50 Years

Comanche Retirement Village, Ltd.              68,000           (15,000)            1994    Completed       30 Years

Crossings II Limited Dividend
Housing Association Limited
Partnership                                   665,000          (140,000)            1997    Completed       40 Years

EW, a Wisconsin Limited
Partnership                                    99,000           (31,000)            1994    Completed     27.5 Years

Garland Street Limited
Partnership                                    66,000           (29,000)            1994    Completed     27.5 Years

Hereford Seniors Community, Ltd.               93,000            (5,000)            1995    Completed       40 Years

Hickory Lane Associates, Ltd                  115,000           (16,000)            1995    Completed     27.5 Years

Honeysuckle Court Associates,
Ltd.                                          194,000           (23,000)            1995    Completed     27.5 Years

Klimpel Manor, Ltd                            362,000           (74,000)            1994    Completed       40 Years

Lamesa Seniors Community, Ltd.                 81,000           (11,000)            1994    Completed       40 Years

Laredo Heights Apartments Ltd.                146,000            (3,000)            1996    Completed       45 Years

Mountainview Apartments Limited
Partnership                                    93,000           (13,000)            1994    Completed       40 Years

WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                  -----------------------------------------------------------------------------------
                                                         For the year ended December 31, 1999
                                  -----------------------------------------------------------------------------------
                                                                                   Year                    Estimated
                                                                                Investment                Useful Life
Partnership Name                        Rental Income         Net loss           Acquired     Status        (Years)
---------------------------------------------------------------------------------------------------------------------
Palestine Seniors Community, Ltd.             142,000             5,000             1994    Completed       40 Years

Pecan Grove Limited Partnership               120,000           (42,000)            1994    Completed     27.5 Years

Pioneer Street Associates                     482,000           (54,000)            1995    Completed     27.5 Years

Sidney Apartments I, Limited
Partnership                                         *                 *             1996    Completed       40 Years

Southcove Associates                          213,000          (109,000)            1994    Completed     27.5 Years

Walnut Turn Associates, Ltd.                   90,000           (29,000)            1995    Completed     27.5 Years
                                            ----------      ------------

                                        $   3,632,000    $     (789,000)
                                            ==========      ============



WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1999

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
                                                  ==========     ==========    ==========    ==========     =========     ==========

WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                  -----------------------------------------------------------------------------------
                                                         For the year ended December 31, 1998
                                  -----------------------------------------------------------------------------------
                                                                              Year                      Estimated
                                                                           Investment                  Useful Life
        Partnership Name             Rental Income         Net loss         Acquired        Status       (Years)
---------------------------------------------------------------------------------------------------------------------
Apartment Housing of East                                                                                 Not
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


WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                  -----------------------------------------------------------------------------------
                                                         For the year ended December 31, 1998
                                  -----------------------------------------------------------------------------------
                                                                              Year                      Estimated
                                                                           Investment                  Useful Life
        Partnership Name             Rental Income         Net loss         Acquired        Status       (Years)
---------------------------------------------------------------------------------------------------------------------
Palestine Seniors Community, Ltd.             135,000            (1,000)            1994    Completed       40 Years

Pecan Grove Limited Partnership               114,000           (46,000)            1994    Completed     27.5 Years

Pioneer Street Associates                     507,000           (37,000)            1995    Completed     27.5 Years

Sidney Apartments I, Limited
Partnership                                    77,000           (42,000)            1996    Completed       40 Years

Southcove Associates                          218,000          (102,000)            1994    Completed     27.5 Years

Walnut Turn Associates, Ltd.                  129,000            (17,000)           1995    Completed     27.5 Years
                                          ------------        -----------
                                         $  3,700,000       $   (668,000)
                                          ============        ===========

                                       47

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
                                                  ==========     ==========    ==========    ==========     =========     ==========

WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1998

                                  -----------------------------------------------------------------------------------
                                                         For the year ended December 31, 1998
                                  -----------------------------------------------------------------------------------
                                                                              Year                      Estimated
                                                                           Investment                  Useful Life
        Partnership Name             Rental Income         Net loss         Acquired        Status       (Years)
---------------------------------------------------------------------------------------------------------------------
Apartment Housing of East                                                                                 Not
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


WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1998

                                  -----------------------------------------------------------------------------------
                                                         For the year ended December 31, 1998
                                  -----------------------------------------------------------------------------------
                                                                              Year                      Estimated
                                                                           Investment                  Useful Life
        Partnership Name             Rental Income         Net loss         Acquired        Status       (Years)
---------------------------------------------------------------------------------------------------------------------
Palestine Seniors Community, Ltd.             135,000            (1,000)            1994    Completed       40 Years

Pecan Grove Limited Partnership               114,000           (46,000)            1994    Completed     27.5 Years

Pioneer Street Associates                     507,000           (37,000)            1995    Completed     27.5 Years

Sidney Apartments I, Limited
Partnership                                    77,000           (42,000)            1996    Completed       40 Years

Southcove Associates                          218,000          (102,000)            1994    Completed     27.5 Years

Walnut Turn Associates, Ltd.                  129,000            (17,000)           1995    Completed     27.5 Years
                                          ------------        -----------
                                         $  3,700,000       $   (668,000)
                                          ============        ===========

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2

By:    WNC & Associates, Inc.       General Partner

By: /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman and Chief Executive Officer of WNC & Associates, Inc.

Date:  September 28, 2000


By: /s/ Michael L. Dickenson
Michael L. Dickenson,
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date:  September 28, 2000



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr., Director of WNC & Associates, Inc.

Date:  September 28, 2000


By: /s/ John B. Lester, Jr.
John B. Lester, Jr., Director of WNC & Associates, Inc.

Date:  September 28, 2000


By: /s/ David N. Shafer
David N Shafer, Director of WNC & Associates, Inc.

Date:  September 28, 2000