Form 10-Q
period 2000-06-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 2000-11-13
CIK 913497

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

             x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                               INDEX TO FORM 10-Q

                       For the Quarter Ended June 30, 2000



PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

           Balance Sheets, June 30, 2000 and March 31, 2000.................3

           Statements of Operations
            For the three months ended June 30, 2000 and 1999...............4

           Statement of Partners' Equity (Deficit)
            For the three months ended June 30, 2000........................5

           Statements of Cash Flows
            For the three months ended June 30, 2000 and 1999...............6

           Notes to Financial Statements....................................7

  Item 2.  Management's Discussion and Analysis of
            Financial  Condition and Results of Operations..................13

  Item 3.  Quantitative and Qualitative Disclosures About Market Risks......14


PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings................................................14

  Item 6.  Exhibits and Reports on Form 8...................................14

  Signatures ...............................................................15

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                      June 30, 2000                March 31, 2000
                                                                   -------------------          --------------------
                                                                      (unaudited)
                                     ASSETS

Cash and cash equivalents                                        $           154,801          $            180,133
Investments in limited Partnerships, net (Note 3)                          8,114,783                     8,311,454
Other assets                                                                     998                           998
                                                                   -------------------          --------------------

                                                                 $         8,270,582          $          8,492,585
                                                                   ===================          ====================


                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Liabilities:
 Accrued expenses                                                $            86,965          $             86,965
                                                                   -------------------          --------------------
 Accrued fees and expenses due to General Partner
  and affiliates (Note 4)                                                     76,909                        72,598

         Total Liabilities                                                   163,874                       159,563
                                                                   -------------------          --------------------
Partners' equity (deficit):
 General partner                                                             (71,245)                      (68,982)
 Limited partners (20,000 units authorized,
  15,600 units issued and outstanding)                                     8,177,953                     8,402,004
                                                                   -------------------          --------------------

Total partners' equity                                                     8,106,708                     8,333,022
                                                                   -------------------          --------------------

                                                                 $         8,270,582          $          8,492,585
                                                                   ===================          ====================

                 See accompanying notes to financial statements
                                        3

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2000 and 1999
                                   (unaudited)

                                                                      2000                              1999
                                                               --------------------              -------------------
Interest income                                              $              2,361              $             4,448
                                                               --------------------              -------------------

Operating expenses:
 Amortization                                                              10,234                           10,230
 Asset management fees (Note 4)                                            11,000                           10,725
 Legal and accounting                                                       7,097                            9,056
 Other                                                                     13,907                           (2,549)
                                                               --------------------              -------------------

Total operating expenses                                                   42,238                           27,462
                                                               --------------------              -------------------

Loss from operations                                                      (39,877)                         (23,014)
                                                               --------------------              -------------------

Equity in losses of limited partnerships (Note 3)                        (186,437)                        (156,769)
                                                               --------------------              -------------------

Net loss                                                     $           (226,314)             $          (179,783)
                                                               ====================              ===================

Net loss allocated to:
 General partner                                             $             (2,263)             $            (1,798)
                                                               ====================              ===================

 Limited partners                                            $           (224,051)             $          (177,985)
                                                               ====================              ===================

Net loss per limited partner unit (15,600 units              $                (14)             $               (12)
                                                               ====================              ===================


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                    For the Three Months Ended June 30, 2000
                                   (unaudited)

                                                        General              Limited
                                                        Partner             Partners              Total
                                                     --------------      ----------------     ---------------

Partners' equity (deficit) at March 31, 2000       $      (68,982)     $     8,402,004      $     8,333,022

Net loss                                                   (2,263)            (224,051)           (226,314)
                                                     --------------      ----------------     ---------------

Partners' equity (deficit) at June 30, 2000        $      (71,245)     $     8,177,953      $     8,106,708
                                                     ==============      ================     ===============





                 See accompanying notes to financial statements
                                        5

                WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2000 and 1999
                                   (unaudited)

                                                                          2000                   1999
                                                                    -----------------      -----------------
Cash flows from operating activities:
 Net loss                                                       $        (226,314)     $         (179,783)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
    Amortization                                                           10,234                  10,230
    Equity in losses of limited partnerships                              186,437                 156,769
    Change in asset management fees payable                                11,000                  10,725
    Change in accrued fees and expenses due to
     General Partner and affiliates                                        (6,689)                  5,706
                                                                    -----------------      -----------------
     Net cash provided by (used in) operating activities                  (25,332)                  3,647
                                                                    -----------------      -----------------

Cash flows from investing activities:
 Investment in limited partnerships, net                                        -                (209,076)
                                                                    -----------------      -----------------
     Net cash flows used in investing activities:                               -                (209,076)
                                                                    -----------------      -----------------

Net decrease in cash and cash equivalents                                 (25,332)               (205,429)

Cash and cash equivalents, beginning of period                            180,133                 552,348
                                                                    -----------------      -----------------

Cash and cash equivalents, end of period                         $        154,801       $         346,919
                                                                    =================      =================


                 See accompanying notes to financial statements
                                        6

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2000
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2000.

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

Risks and Uncertainties

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 2000
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

management and ownership of multi-unit residential real estate. Some of these risks are that the low income housing credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General
Partners, there can be no assurance that the anticipated low income housing credits will be available to Limited Partners.

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

Method of Accounting For Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnership's results of operations and for any distributions received. The accounting policies of the Local Limited Partnership are consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years.

Offering Expenses

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of partners' capital and amounted to $970,717 as of June 30, 2000 and March 31, 2000.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 2000
                                   (unaudited)

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

Cash and Cash Equivalents

The Partnership considers highly liquid investments with maturities of three months or less when purchased to be cash equivalents. As of June 30, 2000 and March 31, 2000, the Partnership had no cash equivalents.

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

The independent auditors engaged to perform the audits of Broken Bow and Sidneys' financial statements as of and for the year ended December 31, 1999, were unable to form an opinion on those financial statements. This was due to the inability to obtain from the former local general partner certain general ledger information for a period of approximately three months and reliable confirmations of advances to/notes receivable from the former local general partner. Further, the independent auditors were unable to obtain management representation letters from the former property management company, which is an affiliate of the former local general partner. As a result, the Partnership has not included the financial information of Broken Bow and Sidney in the combined condensed financial statements presented in Note 3 to the financial statements. The combined condensed financial information presented in Note 3 for prior periods has been restated to exclude the accounts of Broken Bow and Sidney. The Partnership had reflected equity in the net losses of Broken Bow and Sidney totaling $0 for the three months ended June 30, 2000 because the recognition of any such loss would reduce the net investment account to a balance below zero. (See note 3) Such estimates may be materially misstated due to the lack of corroborative financial information.

Broken Bow and Sidney continue to experience negative cash flows from operations. During the three month period ended June 30, 2000 and the year ended March 31, 2000, the Partnership advanced $11,466 and $120,906 in cash to Broken Bow and Sidney for operating expenses, including legal fees relating to certain litigation involving these and other properties as outlined in Note 7, as well

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 2000
                                   (unaudited)


NOTE 2 -  UNCERTAINTY  WITH  RESPECT TO  INVESTMENTS  IN BROKEN BOW AND  SIDNEY:
IMPAIRMENT OF INVESTMENTS - continued

as another $19,291 in cash from July 1, 2000 to November 8, 2000. WNC is currently negotiating for a restructuring of the related bank loans, which would increase cash flow from operations. WNC may not be successful in the restructuring of these loans. If the loans are not restructured, the Partnership may be unable to support these properties. Consequently, the Partnership may be forced to sell all or a portion of its interests in these properties. Further, the lender may attempt to foreclose on the Broken Bow and Sidney properties.

As a result of the foregoing, WNC has performed an evaluation of the Partnership's remaining investment balances in Broken Bow and Sidney, including the cash advances noted above and other anticipated costs. It has been determined that an impairment adjustment is necessary and an impairment loss of $766,559 has been recognized for the year ended March 31, 2000. This impairment loss includes $558,688 in remaining net book value of the Partnership's investments in Broken Bow and Sidney, the $120,906 and $30,753 cash advances, a $37,670 accrual for anticipated legal costs, and $18,542 of estimated accounting and other related costs.

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

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of the periods presented, the Partnership had acquired limited partnership interests in twenty-two Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 892 apartment units. As of June 30, 2000, construction or rehabilitation of all of the apartment complexes have been completed. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is entitled to 96% to 99%, as specified in the partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Limited Partnerships.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 2000
                                   (unaudited)

NOTE 3 - INVESTMENT IN LIMITED PARTNERSHIPS - continued

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                              For the Three            For the Year Ended
                                                              Months Ended               March 31, 2000
                                                              June 30, 2000
                                                           --------------------       ---------------------
  Investments per balance sheet, beginning of period     $          8,311,454       $          10,092,782
  Capital Contribution paid                                                 -                     (62,593)
  Impairment loss on investments in limited
   partnerships                                                             -                    (766,559)
  Accrued expenses (Note 2)                                                 -                      86,965
  Cash advances (Note 2)                                                    -                     120,906
  Capital Contributions payable                                             -                    (107,283)
  Distributions received                                                    -                     (19,667)
  Equity in losses of limited partnerships                           (186,437)                   (992,162)
  Amortization of paid
   acquisition fees and costs                                         (10,234)                    (40,935)
                                                           ====================       =====================
  Investments per balance sheet, end of period           $          8,114,783       $           8,311,454
                                                           ====================       =====================




                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 2000
                                   (unaudited)


NOTE 3 - INVESTMENT IN LIMITED PARTNERSHIPS - continued

Selected financial information for the three months ended June 30 from the unaudited combined financial statements of the limited partnerships in which the Partnership has invested as follows: (Combined condensed financial information for Broken Bow and Sidney have been excluded from the presentations below. See
Note 2 for further discussion):

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                        2000                        1999
                                                                 --------------------         ------------------

       Revenues                                                $            957,000         $          973,000
                                                                 --------------------         ------------------

       Expenses:
        Interest expense                                                    304,000                    311,000
        Depreciation                                                        309,000                    290,000
        Operating expenses                                                  541,000                    491,000
                                                                 --------------------         ------------------
              Total expenses                                              1,154,000                  1,092,000
                                                                 --------------------         ------------------

       Net loss                                                $                            $
                                                                           (197,000)                  (119,000)
                                                                 ====================         ==================
       Net loss allocable to the Partnership, before
        equity in losses of Broken Bow and Sidney                          (197,000)                  (117,000)
                                                                 --------------------         ------------------

       Net loss recorded by the Partnership, before
        equity in losses of Broken Bow and Sidney                          (186,000)                  (117,000)
       Net loss of Broken Bow allocable to the Partnership                  (27,000)                   (29,000)
       Net loss of Sidney allocable to the Partnership                      (12,000)                   (11,000)
       Below zero adjustments of allocable losses of
        Broken Bow and Sidney                                                39,000                          -
                                                                 --------------------         ------------------

         Net loss recorded by the Partnership                  $           (186,000)        $         (157,000)
                                                                 ====================         ==================

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 2000
                                   (unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or Associates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee of the greater of (i) $2,000 per multi-family housing complex or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on changes in the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnerships and the Partnership's allocable share of the amount of indebtedness related to the Housing Complexes. Fees of $11,000 and $11,000 were incurred during the three months ended June 30, 2000 and 1999, respectively. The Partnership paid the General Partner or its affiliates $0 of those fees during the three months ended June 30, 2000 and 1999, respectively.

(b) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2003 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to General Partner and affiliates consist of the following:


                                                       June 30, 2000              March 31, 2000
                                                    ---------------------       --------------------
Reimbursement for expenses paid by the General
 Partner or an affiliate                          $                    -      $               6,689

Asset management fee payable                                      76,909                     65,909
                                                    ---------------------       --------------------

Total                                             $               76,909      $              72,598
                                                    =====================       ====================

The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 2000
                                   (unaudited)

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

NOTE 6- INCOME TAXES

The Partnership will not make a provision for income taxes since all items of taxable income and loss will be allocated to the partners for inclusion in their respective income tax returns.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains forward-looking statements concerning the Partnership's anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements containing the words "expect", "believe", "will", "may", "should", "project", "estimate", and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including competition, as well as those risks described in the Partnership's SEC reports, including the Partnership's Form 10-K filed pursuant to the Securities and Exchange Act of 1934 on September 28, 2000.

The following discussion and analysis compares the results of operations for the fiscal quarter ended June 30, 2000 and 1999, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2000 consisted primarily of $155,000 in cash and aggregate investments in the twenty-two Local Limited Partnerships of $8,115,000. Liabilities at June 30, 2000 primarily consisted of $87,000 in accrued expenses and $77,000 of accrued asset management fees due to the General Partner.

Results of Operations

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999. The Partnership's net loss for the three months ended June 30, 2000 was $(226,000) reflecting an increase of $47,000 from the $(179,000) net loss experienced for the three months ended June 30, 1999. The increase in net loss is primarily due to equity in losses of limited partnerships which increased by $30,000 to $(187,000) for the three months ended June 30, 2000 from $(157,000)
for the three months ended June 30, 1999. Along with the increase in equity in losses of limited partnerships, there was an increase in loss from operations of $17,000 for the three months ended June 30, 2000 to $(40,000) from $(23,000) for the three months ended June 30, 1999.

Cash Flows

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999. Net cash used during the three months ended June 30, 2000 was $(25,000) compared to net cash used during the three months ended June 30, 1999 of $(205,000). The change was due primarily to a decrease in cash used in investments in limited partnerships of $(209,000) and an increase in cash used for operating activities of $29,000.

During the three months ended June 30, 2000 and the year ended March 31, 2000, accrued payables, which consist primarily of asset management fees due to the General Partner, increased by $4,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at June 30, 2000, to be sufficient to meet all currently foreseeable future cash requirements.

Item 3.   Quantitative and Qualitative Disclosures Above Market Risks

NOT APPLICABLE.

Part II.  Other Information

Item 1.   Legal Proceedings

NONE.

Item 6.   Exhibits and Reports on Form 8-K

NONE.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC Housing Tax Credit Fund IV, L.P. - Series 2

By:   WNC Tax Credit Partners IV, L.P., General Partner


By:   WNC & ASSOCIATES, INC.        General Partner





By:   /s/  Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
President - Chief Operating Officer of WNC & Associates, Inc.

Date:  November 14, 2000





By:   /s/ Michael L. Dickenson
Michael L. Dickenson,
Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date:  November 14, 2000