Form 10-Q
period 2000-09-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 2001-01-17
CIK 913497

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

            x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                                 (714) 622-5565


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                    For the Quarter Ended September 30, 2000


PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

   Balance Sheets, September 30, 2000 and March 31, 2000.....................3

   Statements of Operations
            For the three and six months ended September 30, 2000 and 1999...4

   Statement of Partners' Equity (Deficit)
            For the six months ended September 30, 2000......................5

   Statements of Cash Flows
            For the six months ended September 30, 2000 and 1999.............6

   Notes to Financial Statements.............................................7

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.....................14

 Item 3.  Quantitative and Qualitative Disclosures About Market Risks.......16


PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings.................................................16

 Item 6.  Exhibits and Reports on Form 8-K..................................16

 Signatures.................................................................17

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                                 BALANCE SHEETS




                                                                 September 30, 2000                March 31, 2000
                                                              ------------------------          --------------------
                                                                    (unaudited)
ASSETS
Cash and cash equivalents                                   $                127,273          $            180,133
Investments in limited partnerships, net (Note 3)                          7,918,112                     8,311,454
Other assets                                                                     998                           998
                                                              ------------------------          --------------------

                                                            $              8,046,383          $          8,492,585
                                                              ========================          ====================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Liabilities:
 Accrued expenses                                           $                 86,965          $             86,965
 Accrued fees and expenses due to General Partner
  and affiliates (Note 4)                                                     93,219                        72,598
                                                              ------------------------          --------------------

         Total Liabilities                                                   180,184                       159,563
                                                              ------------------------          --------------------

Partners' equity (deficit):
 General partner                                                             (73,650)                      (68,982)
 Limited partners (20,000 units authorized,
  15,600 units issued and outstanding)                                     7,939,849                     8,402,004
                                                                                                --------------------
                                                              ------------------------
Total partners' equity                                                     7,866,199                     8,333,022
                                                              ------------------------          --------------------

                                                            $              8,046,383          $          8,492,585
                                                              ========================          ====================

                 See accompanying notes to financial statements
                                        3

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2000 and 1999
                                   (unaudited)

                                                     2000                               1999
                                         ------------------------------    --------------------------------

                                           Three             Six              Three              Six
                                           Months           Months            Months            Months
                                         ------------    --------------    -------------     --------------
Interest income                        $      1,879    $        4,240    $       3,875     $        8,323
                                         ------------    --------------    -------------     --------------

Operating expenses:
 Amortization                                10,234            20,468           10,234             20,464
 Asset management fees (Note 3)              11,000            22,000           10,725             21,450
 Other                                       34,717            55,721           14,381             20,888
                                         ------------    --------------    -------------     --------------

      Total operating expenses               55,951            98,189           35,340             62,802
                                         ------------    --------------    -------------     --------------

Loss from operations                        (54,072)          (93,949)         (31,465)           (54,479)

Equity in losses of
 limited partnerships (Note 2)             (186,437)         (372,874)        (156,769)          (313,538)
                                         ------------    --------------    -------------     --------------

Net loss                               $   (240,509)   $     (466,823)   $    (188,234)    $     (368,017)
                                         ============    ==============    =============     ==============

Net loss allocated to:
 General partner                       $     (2,405)   $       (4,668)   $      (1,882)    $       (3,680)
                                         ============    ==============    =============     ==============

 Limited partners                      $   (238,104)   $     (462,155)   $    (186,352)    $     (364,337)
                                         ============    ==============    =============     ==============

Net loss per weighted limited
 partnership  unit                     $        (15)   $          (30)   $         (12)    $          (23)
                                         ============    ==============    =============     ==============

Outstanding weighted limited
 partner units                               15,600            15,600           15,600             15,600
                                         ============    ==============    =============     ==============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Six Months Ended September 30, 2000
                                   (unaudited)

                                                        General             Limited
                                                        Partner             Partners              Total
                                                     --------------      ----------------     ---------------

Partners' equity (deficit) at                      $      (68,982)     $     8,402,004      $     8,333,022
March 31, 2000

Net loss                                                   (4,668)            (462,155)            (466,823)
                                                     --------------      ----------------     ---------------

Partners' equity (deficit) at
September 30, 2000                                 $      (73,650)     $     7,939,849      $     7,866,199
                                                     ==============      ================     ===============



                 See accompanying notes to financial statements
                                        5

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2000 and 1999
                                   (unaudited)

                                                                          2000                   1999
                                                                    -----------------      -----------------
Cash flows from operating activities:
 Net loss                                                         $        (466,823)     $        (368,017)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Amortization                                                             20,468                 20,464
    Equity in losses of limited partnerships                                372,874                313,538
    Change in asset management fees payable                                  18,250                 21,450
    Change in accrued fees and expenses due
     to General Partner and affiliates                                        2,371                    689
                                                                    -----------------      -----------------
     Net cash used in operating activities                                  (52,860)               (11,876)
                                                                    -----------------      -----------------
Cash flows from investing activities:
 Investment in limited partnerships                                               -               (246,020)
                                                                    -----------------      -----------------
 Net cash used in investing activities:                                           -               (246,020)
                                                                    -----------------      -----------------

Net decrease in cash and cash equivalents                                   (52,860)              (257,896)

Cash and cash equivalents, beginning of period                              180,133                552,348
                                                                    -----------------      -----------------

Cash and cash equivalents, end of period                          $         127,273      $         294,452
                                                                    =================      =================



                 See accompanying notes to financial statements
                                        6

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2000
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2000.

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

                               September 30, 2000
                                   (unaudited)

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

                               September 30, 2000
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Offering Expenses

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of partners' capital and amounted to $970,717 as of September 30, 2000 and March 31, 2000.

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

Cash and Cash Equivalents

The Partnership considers highly liquid investments with maturities of three months or less when purchased to be cash equivalents. As of September 30, 2000 and March 31, 2000, the Partnership had no cash equivalents.

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

                               September 30, 2000
                                   (unaudited)

NOTE 2 -  UNCERTAINTY  WITH  RESPECT TO  INVESTMENTS  IN BROKEN BOW AND  SIDNEY:
IMPAIRMENT OF INVESTMENTS

The Partnership has two investments accounted for under the equity method, consisting of 99% limited partnership interests in each of Broken Bow Apartments I, Limited Partnership ("Broken Bow") and Sidney Apartments I, Limited Partnership ("Sidney").

The independent auditors engaged to perform the audits of Broken Bow and Sidneys' financial statements as of and for the year ended December 31, 1999, were unable to form an opinion on those financial statements. This was due to the inability to obtain from the former local general partner certain general ledger information for a period of approximately three months and reliable confirmations of advances to/notes receivable from the former local general partner. Further, the independent auditors were unable to obtain management representation letters from the former property management company, which is an affiliate of the former local general partner. As a result, the Partnership has not included the financial information of Broken Bow and Sidney in the combined condensed financial statements presented in Note 3 to the financial statements. The combined condensed financial information presented in Note 3 for prior periods has been restated to exclude the accounts of Broken Bow and Sidney. The Partnership has reflected equity in the net losses of Broken Bow and Sidney totaling $0 for the three and six months ended September 30, 2000 because the recognition of any such loss would reduce the net investment account to a balance below zero (See note 3). Such estimates may be materially misstated due to the lack of corroborative financial information.

Broken Bow and Sidney continue to experience negative cash flows from operations. During the three and six month periods ended September 30, 2000 and the year ended March 31, 2000, the Partnership advanced $19,291, $30,757 and $120,906, respectively, in cash to Broken Bow and Sidney for operating expenses, including legal fees relating to certain litigation involving these and other properties as outlined in the 10-K for the fiscal year ended March 31, 2000, as well as another $2,000 in cash from October 1, 2000 to December 19, 2000. WNC is currently negotiating for a restructuring of the related bank loans, which would increase cash flow from operations. WNC may not be successful in the restructuring of these loans. If the loans are not restructured, the Partnership may be unable to support these properties. Consequently, the Partnership may be forced to sell all or a portion of its interests in these properties. Further, the lender may attempt to foreclose on the Broken Bow and Sidney properties.

As a result of the foregoing, WNC performed an evaluation of the Partnership's remaining investment balances in Broken Bow and Sidney, including the cash advances noted above and other anticipated costs. It was determined that an impairment adjustment was necessary and an impairment loss of $766,559 has been recognized for the year ended March 31, 2000. This impairment loss includes $558,688 in remaining net book value of the Partnership's investments in Broken Bow and Sidney, the $120,906 and $30,753 of cash advances, a $37,670 accrual for anticipated legal costs, and $18,542 of estimated accounting and other related costs. Additional legal fees totaling $2,487 were incurred during the six months ended September 30, 2000.

As a result of the aforementioned operating difficulties and the litigation , there is uncertainty as to whether the Partnership will ultimately retain its interests in Broken Bow and Sidney. If the investments are sold or otherwise not retained, the Partnership could be subject to recapture of tax credits and certain prior tax deductions. There is further uncertainty as to costs that the Partnership may ultimately incur in connection with its investments in Broken Bow and Sidney. The Partnership's financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 2000
                                   (unaudited)

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of the periods presented, the Partnership had acquired limited partnership interests in twenty-two Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 892 apartment units. As of September 30, 2000, construction or rehabilitation of all of the apartment complexes have been completed. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is entitled to 96% to 99%, as specified in the partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Limited Partnerships.

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

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                             For the Six Months         For the Year Ended
                                                                    Ended                 March 31, 2000
                                                             September 30, 2000
                                                            ----------------------     ---------------------

   Investments per balance sheet, beginning of period     $            8,311,454     $          10,092,782
   Capital contribution paid                                                   -                   (62,593)
   Impairment loss on investments in limited
    partnerships                                                               -                  (766,559)
   Capital contributions payable to Sidney and Broken
    Bow offset to book value                                                   -                  (107,283)
   Accrued expenses (Note 2)                                                   -                    86,965
   Cash advances (Note 2)                                                      -                   120,906
   Distributions received                                                      -                   (19,667)
   Equity in losses of limited partnerships                             (372,874)                 (992,162)
   Amortization of paid
    acquisition fees and costs                                           (20,468)                  (40,935)
                                                            ======================     =====================
   Investments per balance sheet, end of period           $            7,918,112     $           8,311,454
                                                            ======================     =====================

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 2000
                                   (unaudited)

NOTE 3 - INVESTMENT IN LIMITED PARTNERSHIPS, continued

Selected financial information for the six months ended September 30 from the unaudited combined financial statements of the limited partnerships in which the Partnership has invested as follows: (Combined condensed financial information for Broken Bow and Sidney have been excluded from the presentations below. See
Note 2 for further discussion):

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                        2000                        1999
                                                                 --------------------         ------------------
       Revenues                                                $          1,884,000         $        1,947,000
                                                                 --------------------         ------------------

       Expenses:
        Interest expense                                                    577,000                    621,000
        Depreciation                                                        619,000                    581,000
        Operating expenses                                                1,082,000                    983,000
                                                                 --------------------         ------------------
            Total expenses                                                2,278,000                  2,185,000
                                                                 --------------------         ------------------

       Net loss                                                $           (394,000)        $         (238,000)

                                                                 ====================         ==================
       Net loss allocable to the Partnership, before
        equity in losses of Broken Bow and Sidney                          (388,000)                  (235,000)
                                                                 ====================         ==================

       Net loss recorded by the Partnership, before
        equity in losses of Broken Bow and Sidney                          (373,000)                  (235,000)
       Net loss of Broken Bow allocable to the Partnership                  (55,000)                   (58,000)
       Net loss of Sidney allocable to the Partnership                      (24,000)                   (21,000)
       Below zero adjustments of allocable losses of
        Broken Bow and Sidney                                                79,000                          -
                                                                 --------------------         ------------------

         Net loss recorded by the Partnership                  $           (373,000)        $         (314,000)
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

                               September 30, 2000
                                   (unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or Associates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee of the greater of (i) $2,000 per multi-family housing complex or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on changes in the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnerships and the Partnership's allocable share of the amount of indebtedness related to the Housing Complexes. Fees of $22,000 and $21,450 were incurred during the six months ended September 30, 2000 and 1999, respectively. The Partnership paid the General Partner or its affiliates $3,750 and $0 of those fees during the six months ended September 30, 2000 and 1999, respectively.

(b) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2003 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to General Partner and affiliates consist of the following:

                                                     September 30, 2000           March 31, 2000
                                                    ---------------------       --------------------
Reimbursement for expenses paid by the General
 Partner or an affiliate                          $                9,060      $               6,689

Asset management fee payable                                      84,159                     65,909
                                                    ---------------------       --------------------

Total                                             $               93,219      $              72,598
                                                    =====================       ====================

The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 5 - INCOME TAXES

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2000 and 1999, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2000 consisted primarily of $127,000 in cash and aggregate investments in the twenty-two Local Limited Partnerships of $7,918,000. Liabilities at September 30, 2000 primarily consisted of $87,000 in accrued expenses and $93,000 of accrued fees and expenses due to the General Partner and affilates.

Results of Operations

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999. The Partnership's net loss for the three months ended September 30, 2000 was $(241,000) reflecting an increase of $53,000 from the $(188,000) net loss experienced for the three months ended September 30, 1999. The increase in net loss is primarily due to equity in losses of limited partnerships which increased by $29,000 to $(186,000) for the three months ended September 30, 2000 from $(157,000) for the three months ended September 30, 1999. Along with the increase in equity in losses of limited partnerships, there was an increase in loss from operations of $23,000 for the three months ended September 30, 2000 to $(54,000) from $(31,000) for the three months ended September 30, 1999.

Six Months Ended September 30, 2000 Compared to Six Months Ended September 30, 1999. The Partnership's net loss for the six months ended September 30, 2000 was $(467,000) reflecting an increase of $99,000 from the $(368,000) net loss experienced for the six months ended September 30, 1999. The increase in net loss is primarily due to equity in losses of limited partnerships which increased by $59,000 to $(373,000) for the six months ended September 30, 2000 from $(314,000) for the six months ended September 30, 1999. Along with the increase in equity in losses of limited partnerships, there was an increase in loss from operations of $40,000 for the six months ended September 30, 2000 to $(94,000) from $(54,000) for the six months ended September 30, 1999. The increase in loss is due to the write-off of operating advances paid to two limited partnerships, Broken Bow and Sidney.

Cash Flows

Six Months Ended September 30, 2000 Compared to Six Months Ended September 30, 1999. Net cash used during the six months ended September 30, 2000 was $(53,000) compared to net cash used during the six months ended September 30, 1999 of $(258,000). The change was due primarily to a decrease in cash paid to Local Limited Partnerships of $(246,000), offset by approximately $30,000 of operating advances paid to two lower tier partnerships, Broken Bow and Sidney.

During the six months ended September 30, 2000, accrued payables, which consist primarily of asset management fees due to the General Partner, increased by $20,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at September 30, 2000, to be sufficient to meet all currently foreseeable future cash requirements.

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

WNC Housing Tax Credit Fund IV, L.P. - Series 2

By:   WNC Tax Credit Partners IV, L.P., General Partner of the Registrant


By:   WNC & ASSOCIATES, INC., General Partner





By:   /s/  Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
President - Chief Operating Officer of WNC & Associates, Inc.

Date:  January 9, 2001





By:   /s/ Thomas J. Riha
Thomas J. Riha,
Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date:  January 9, 2001