Form 10-Q
period 2000-12-31
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 2001-05-14
CIK 913497

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended December 31, 2000

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

                                 (714) 622-5565


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes           No     X
    ________   ________

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                     For the Quarter Ended December 31, 2000




PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

            Balance Sheets
             December 31, 2000 and March 31, 2000                             3

            Statements of Operations
             For the three and nine months ended December 31, 2000 and 1999   4
            Statement of Partners' Equity (Deficit)
             For the nine months ended December 31, 2000                      5

            Statements of Cash Flows
             For the nine months ended December 31, 2000 and 1999             6

            Notes to Financial Statements                                     7

    Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                  14

    Item 3.  Quantitative and Qualitative Disclosures About Market Risks     15


PART II. OTHER INFORMATION

    Item 1.  Legal Proceedings                                               15

    Item 6.  Exhibits and Reports on Form 8-K                                15

    Signatures                                                               16

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                                 BALANCE SHEETS





                                                                 December 31, 2000                 March 31, 2000
                                                              ------------------------          --------------------
                                                                    (unaudited)
ASSETS

Cash and cash equivalents                                 $                105,121          $            180,133
Investments in limited partnerships, net (Note 3)                        7,717,591                     8,311,454
Other assets                                                                   998                           998
                                                              ------------------------          --------------------

                                                          $              7,823,710          $          8,492,585
                                                              ========================          ====================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Liabilities:
   Accrued expenses                                       $                 61,808          $             86,965
   Accrued fees and expenses due to General Partner
      and affiliates (Note 4)                                              106,226                        72,598
                                                              ------------------------          --------------------

Total liabilities                                                          168,034                       159,563
                                                              ------------------------          --------------------

Partners' equity (deficit):
   General Partner                                                         (75,755)                      (68,982)
   Limited Partners (20,000 units authorized,
     15,600 units issued and outstanding)                                7,731,431                     8,402,004
                                                                                                --------------------
                                                              ------------------------
Total partners' equity                                                   7,655,676                     8,333,022
                                                              ------------------------          --------------------

                                                          $              7,823,710          $          8,492,585
                                                              ========================          ====================


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2000 and 1999
                                   (unaudited)

                                                     2000                               1999
                                         ------------------------------    --------------------------------

                                            Three             Nine             Three             Nine
                                           Months            Months           Months            Months
                                         ------------     -------------    --------------    --------------

Interest income                        $      1,746     $       5,986    $        3,054    $       11,377
                                         ------------     -------------    --------------    --------------

Operating expenses:
   Amortization                              10,234            30,702            10,242            30,706
   Asset management fees (Note 4)            11,000            33,000            10,725            32,175
   Legal & accounting                         2,541            22,909             9,235            23,844
   Other                                      2,057            37,410               360             6,639
                                         ------------     -------------    --------------    --------------

      Total operating expenses               25,832           124,021            30,562            93,364
                                         ------------     -------------    --------------    --------------

Loss from operations                        (24,086)         (118,035)          (27,508)          (81,987)

Equity in losses of
   limited partnerships (Note 3)           (186,437)         (559,311)         (198,848)         (512,386)
                                         ------------     -------------    --------------    --------------

Net loss                               $   (210,523)    $    (677,346)   $     (226,356)   $     (594,373)
                                         ============     =============    ==============    ==============

Net loss allocated to:
   General Partner                     $     (2,105)    $      (6,773)   $       (2,264)   $       (5,994)
                                         ============     =============    ==============    ==============

   Limited Partners                    $   (208,418)    $    (670,573)   $     (224,092)   $     (588,429)
                                         ============     =============    ==============    ==============

Net loss per weighted limited
  partner unit                         $        (13)    $         (43)   $          (14)   $          (38)
                                         ============     =============    ==============    ==============

Outstanding weighted limited
  partner units                              15,600            15,600            15,600            15,600
                                         ============     =============    ==============    ==============


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Nine Months Ended December 31, 2000
                                   (unaudited)

                                 General Limited

                                                        Partner              Partners             Total
                                                     ---------------     -----------------    ---------------

Partners' equity (deficit) at
March 31, 2000                                     $       (68,982)    $      8,402,004     $     8,333,022

Net loss                                                    (6,773)            (670,573)           (677,346)
                                                     ---------------     -----------------    ---------------

Partners' equity (deficit) at
December 31, 2000                                  $       (75,755)    $      7,731,431     $     7,655,676
                                                     ===============     =================    ===============






                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2000 and 1999
                                   (unaudited)

                                                                           2000                  1999
                                                                     -----------------     -----------------
Cash flows from operating activities:
   Net loss                                                        $      (677,346)    $        (594,373)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
          Amortization                                                      30,702                30,705
          Equity in losses of limited partnerships                         559,311               512,386
          Change in other assets                                                 -               (95,201)
          Change in accrued expenses                                       (25,157)                    -
          Change in accrued fees and expenses
to
              General Partner and affiliates                                33,628                52,162
                                                                     -----------------     -----------------
     Net cash used in operating activities                                 (78,862)              (94,321)
                                                                     -----------------     -----------------

Cash flows from investing activities:
     Investments in limited partnerships                                         -              (209,076)
     Distributions from limited partnerships                                 3,850                19,616
                                                                     -----------------     -----------------
     Net cash provided by (used in) investing activities:                    3,850              (189,460)
                                                                     -----------------     -----------------

Net decrease in cash and cash equivalents                                  (75,012)             (283,781)

Cash and cash equivalents, beginning of period                             180,133               552,348
                                                                     -----------------     -----------------

Cash and cash equivalents, end of period                           $       105,121     $         268,567
                                                                     =================     =================


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000
                                   (unaudited)




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under
Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2000 is not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2000.

Organization

WNC Housing Tax Credit Fund IV, L.P., Series 2 (the "Partnership") was formed on September 27, 1993 under the laws of the state of California and commenced operations on July 18, 1994. The Partnership was formed to invest primarily in other limited partnerships (the "Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complex") that are eligible for low-income housing credits. The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex.

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

                                December 31, 2000
                                   (unaudited)

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

Method of Accounting For Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnership's results of operations and for any distributions received. The accounting policies of the Local Limited Partnership are consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (Note 3).


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

                                December 31, 2000
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Offering Expenses (continued)

Offering expenses are reflected as a reduction of partners' capital and amounted to $970,717 as of December 31, 2000 and March 31, 2000.

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

Cash and Cash Equivalents

The Partnership considers highly liquid investments with maturity of three months or less when purchased to be cash equivalents. As of December 31, 2000 and March 31, 2000, the Partnership had no cash equivalents.

Concentration of Credit Risk

At December 31, 2000, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amount.

Net Loss Per Limited Partner Unit

Net loss per limited partner unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per unit includes no dilution and is computed by dividing loss available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net income per unit is not required.

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

Reclassification

Certain reclassifications have been made to the prior period to be consistent with the 2000 presentation.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               December 31, 2000
                                  (unaudited)

NOTE 2 - UNCERTAINTY WITH RESPECT TO INVESTMENTS
IN BROKEN BOW AND SIDNEY: IMPAIRMENT OF INVESTMENTS

The Partnership has two investments accounted for under the equity method, consisting of 99% limited partnership interests in each of Broken Bow Apartments I, Limited Partnership ("Broken Bow") and Sidney Apartments I, Limited Partnership ("Sidney").

The independent auditors engaged to perform the audits of Broken Bow and Sidneys' financial statements as of and for the year ended December 31, 1999, were unable to form an opinion on those financial statements. This was due to the inability to obtain from the former local general partner certain general ledger information for a period of approximately three months and reliable confirmations of advances to/notes receivable from the former local general partner. Further, the independent auditors were unable to obtain management representation letters from the former property management company, which is an affiliate of the former local general partner. As a result, the Partnership has not included the financial information of Broken Bow and Sidney in the combined condensed financial statements presented in Note 3 to the financial statements. The combined condensed financial information presented in Note 3 for prior periods has been restated to exclude the accounts of Broken Bow and Sidney. The Partnership has reflected equity in the net losses of Broken Bow and Sidney totaling $0 for the three and nine months ended December 31, 2000 because the recognition of any such loss would reduce the net investment account to a balance below zero (See note 3). Such estimates may be materially misstated due to the lack of corroborative financial information.

Broken Bow and Sidney continue to experience negative cash flows from operations. During the three and nine months ended December 31, 2000 and the year ended March 31, 2000, the Partnership advanced $277, $31,034 and $120,906, respectively, in cash to Broken Bow and Sidney for operating expenses, including legal fees relating to certain litigation involving these and other properties as outlined in the 10-K for the fiscal year ended March 31, 2000, as well as another $2,400 in cash from January 1, 2001 to April 10, 2001. WNC is currently negotiating for a restructuring of the related bank loans, which would increase cash flow from operations. WNC may not be successful in the restructuring of these loans. If the loans are not restructured, the Partnership may be unable to support these properties. Consequently, the Partnership may be forced to sell all or a portion of its interests in these properties. Further, the lender may attempt to foreclose on the Broken Bow and Sidney properties.

As a result of the foregoing, WNC performed an evaluation of the Partnership's remaining investment balances in Broken Bow and Sidney, including the cash advances noted above and other anticipated costs. It was determined that an impairment adjustment was necessary and an impairment loss of $766,559 had been recognized for the year ended March 31, 2000. This impairment loss includes $558,688 in remaining net book value of the Partnership's investments in Broken Bow and Sidney, the $120,906 and $30,753 of cash advances, a $37,670 accrual for anticipated legal costs, and $18,542 of estimated accounting and other related costs. No additional legal fees for Broken Bow and Sidney were incurred during the nine months ended December 31, 2000. There were additional cash advances for operating expense of $23,006 and $8,028 for Broken Bow and Sidney, respectively.

As a result of the aforementioned operating difficulties and the litigation there is uncertainty as to whether the Partnership will ultimately retain its interests in Broken Bow and Sidney. If the investments are sold or otherwise not retained, the Partnership could be subject to recapture of tax credits and certain prior tax deductions. There is further uncertainty as to costs that the Partnership may ultimately incur in connection with its investments in Broken Bow and Sidney. The Partnership's financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2000
                                   (unaudited)


NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of the periods presented, the Partnership had acquired limited partnership interests in twenty-two Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 892 apartment units. As of December 31, 2000, construction or rehabilitation of all of the apartment complexes had been completed. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is entitled to 96% to 99%, as specified in the partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Limited Partnerships.

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

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                   For the Nine Months
                                                                          Ended              For the Year Ended
                                                                    December 31, 2000          March 31, 2000
                                                                  ----------------------     -------------------

   Investments in limited partnerships, beginning of period     $            8,311,454     $        10,092,782
   Tax credit adjustment                                                             -                 (62,593)
   Impairment loss on investments in limited
      partnerships                                                                   -                (766,559)
   Capital contributions payable to Sidney and Broken Bow
      offset to book value                                                           -                (107,283)
   Accrued expenses (Note 2)                                                         -                  86,965
   Cash advances (Note 2)                                                            -                 120,906

   Distributions received from limited partnerships                             (3,850)                (19,667)
   Equity in losses of limited partnerships                                   (559,311)               (992,162)
   Amortization of capitalized acquisition fees and costs                      (30,702)                (40,935)
                                                                  ----------------------     -------------------
   Investments in limited partnerships, end of period           $            7,717,591     $         8,311,454
                                                                  ======================     ===================

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2000
                                   (unaudited)

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

Selected financial information for the nine months ended December 31 from the unaudited combined financial statements of the limited partnerships in which the Partnership has invested are as follows: (Combined condensed financial information for Broken Bow and Sidney have been excluded from the presentations below. See Note 2 for further discussion):

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                        2000                        1999
                                                                 --------------------         ------------------

      Revenues                                                 $          2,826,000         $        3,010,000
                                                                 --------------------         ------------------

      Expenses:
         Interest expense                                                  866, 000                    954,000
         Depreciation & amortization                                        928,000                    893,000
         Operating expenses                                              1,624, 000                  1,563,000
                                                                 --------------------         ------------------
             Total expenses                                              3,418, 000                  3,410,000
                                                                 --------------------         ------------------


      Net loss                                                 $          (592, 000)        $         (400,000)
                                                                 ====================         ==================
      Net loss allocable to the Partnership, before            $          (559, 000)        $        (394, 000)
         equity in losses of Broken Bow and Sidney

      Net loss of Broken Bow allocable to the Partnership                   (82,000)                   (87,000)
      Net loss of Sidney allocable to the Partnership                       (36,000)                   (31,000)
      Below zero adjustments of allocable losses of
         Broken Bow and Sidney                                              118,000                          -
                                                                 --------------------         ------------------

        Net loss recorded by the Partnership                   $           (559,000)        $         (512,000)
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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2000
                                   (unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee of the greater of (i) $2,000 per multi-family housing complex or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on changes in the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnerships and the Partnership's allocable share of the amount of indebtedness related to the Housing Complexes. Asset Management fees of $33,000 and $32,175 were incurred during the nine months ended December 31, 2000 and 1999, respectively. The Partnership paid the General Partner or its affiliates $3,750 and $0 of those fees during each of the nine months ended December 31, 2000 and 1999, respectively.

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

The accrued fees and expenses due to General Partner and affiliates consist of the following:


                                                                      December 31, 2000           March 31, 2000
                                                                     --------------------       --------------------

Reimbursement for expenses paid by the General
  Partner or an affiliate                                          $              11,067      $               6,689

Asset management fee payable                                                      95,159                     65,909
                                                                     --------------------       --------------------

Total                                                              $             106,226      $              72,598
                                                                     ====================       ====================

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2000 and 1999, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2000 consisted primarily of $105,000 in cash and aggregate investments in the twenty-two Local Limited Partnerships of $7,718,000. Liabilities at December 31, 2000 primarily consisted of $62,000 in accrued expenses and $106,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999. The Partnership's net loss for the three months ended December 31, 2000 was $(211,000) reflecting a decrease of $15,000 from the $(226,000) net loss experienced for the three months ended December 31, 1999. The decrease in net loss is primarily due to equity in losses of limited partnerships which decreased by $13,000 to $(186,000) for the three months ended December 31, 2000 from $(199,000) for the three months ended December 31, 1999. The decrease in net loss of $15,000 was primarily due to certain Local Limited Partnerships that ceased recording losses due to reaching a zero balance. Along with the decrease in equity in losses of limited partnerships, there was a decrease in loss from operations of $4,000 for the three months ended December 31, 2000 to $(24,000) from $(28,000) for the three months ended December 31, 1999. The $4,000 decrease was primarily due to legal expenses which were in advance accrued expenses at March 31, 2000.

Nine Months Ended December 31, 2000 Compared to Nine Months Ended December 31, 1999. The Partnership's net loss for the nine months ended December 31, 2000 was $(677,000) reflecting an increase of $(83,000) from the $(594,000) net loss experienced for the nine months ended December 31, 1999. The increase in net loss is primarily due to equity in losses of limited partnerships which increased by $47,000 to $(559,000) for the nine months ended December 31, 2000 from $(512,000) for the nine months ended December 31, 1999. Along with the increase in equity in losses of limited partnerships, there was an increase in loss from operations of $36,000 for the nine months ended December 31, 2000 to $(118,000) from $(82,000) for the nine months ended December 31, 1999. The increase in loss is due to the write-off of operating advances paid to two limited partnerships, Broken Bow and Sidney.

Cash Flows

Nine Months Ended December 31, 2000 Compared to Nine Months Ended December 31, 1999. Net cash used during the nine months ended December 31, 2000 was $(75,000) compared to net cash used during the nine months ended December 31, 1999 of $(284,000). The $209,000 decrease was due primarily to a decrease in cash paid to the Local Limited Partnerships.

During the nine months ended December 31, 2000, accrued payables, which consist primarily of asset management fees due to the General Partner, increased by $34,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at December 31, 2000, to be sufficient to meet all currently foreseeable future cash requirements.



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

WNC Housing Tax Credit Fund IV, L.P. - Series 2

By:   WNC Tax Credit Partners IV, L.P., General Partner of the Registrant


By:   WNC & ASSOCIATES, INC., General Partner





By:   /s/  Wilfred N. Cooper, Jr.
---------------------------------
Wilfred N. Cooper, Jr., President
Chief Operating Officer of WNC & Associates, Inc.

Date:  May 14, 2001





By:   /s/ Thomas J. Riha
------------------------
Thomas J. Riha, Vice President
Chief Financial Officer of WNC & Associates, Inc.

Date:  May 14, 2001