Form 10-K
period 2001-03-31
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 2001-08-21
CIK 913497

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                    For the fiscal year ended March 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number: 0-20057


                      WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2

             California                          33-0391979
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
Yes     No    X
----   -------

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

                                      NONE

PART I.

Item 1.  Business

Organization

WNC Housing Tax Credit Fund IV, L.P., Series 2 (the "Partnership") is a California Limited Partnership formed under the laws of the State of California on September 27, 1993. The Partnership was formed to acquire limited partnership interests in other limited partnerships or limited liability companies ("Local Limited Partnerships") which own multifamily housing complexes that are eligible for low-income housing federal and, in some cases, California income tax credits (the"Low Income Housing Credit").

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

Pursuant to a registration statement filed with the Securities and Exchange Commission on October 20, 1993, in July 1994 the Partnership commenced a public offering of 20,000 Units of Limited Partnership Interests ("Units"), at a price of $1,000 per Unit. As of the close of the public offering in July 1995, a total of 15,600 Units representing approximately $15,241,000 had been sold. Holders of Limited Partnership Interests are referred to herein as" Limited Partners.

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

As of March 31, 2001, the Partnership had invested in twenty-two Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

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

Item 2.  Properties

Through its investment in Local Limited Partnerships the Partnership holds limited partnership interests in Housing Complexes. The following table reflects the status of the twenty-two Housing Complexes as of the dates and for the periods indicated:


                                                                   ------------------------------  ---------------------------------
                                                                        As of March 31, 2001             As of  December 31, 2000
                                                                   ------------------------------  ---------------------------------
Partnership Name          Location         General Partner    Partnership's     Amount of                   Estimated   Encumbrances
                                               Name          Total Investment  Investment                   Low Income     of Local
                                                             in Local Limited   Paid to    Number           Housing         Limited
                                                              Partnerships      Date    of Units  Occupancy Credits     Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Apartment Housing of      East             Apartment Developers
East Brewton, Ltd.        Brewton,         Inc. and Thomas H.
                          Alabama          Cooksey         $   1,192,000   $  1,192,000    40       100%  $  1,863,000  $  1,145,000

Autumn Trace              Silsbee,         Olsen Securities
Associates, Ltd.          Texas            Corp.                 412,000        412,000    58        97%     714,000       1,253,000

Broken Bow Apartments     Broken Bow,      Retro Development,
I, Limited Partnership    Nebraska         Inc.                  608,000        608,000    16        88%   1,127,000               *

Candleridge Apartments    Waukee,          Eric A.
of Waukee L.P. II         Iowa             Sheldahl              125,000        125,000    23       100%     230,000         679,000

Chadwick Limited          Edan, North      Boyd Management, Inc.
Partnership               Carolina         Gordon L. Blackwell
                                           and Regency
                                           Investment
                                           Associates            378,000        378,000    48        96%     735,000       1,551,000

Comanche Retirement       Comanche,        Max L.
Village, Ltd.             Texas            Rightmer              136,000        136,000    22        95%     265,000         591,000

Crossings II Limited      Portage,         Raymond T.
Dividend Housing          Michigan         Cato, Jr.
Association Limited
Partnership                                                      432,000        432,000   114        91%     739,000       5,905,000

EW, a Wisconsin           Evansville,      Philip Wallis, James
Limited Partnership       Wisconsin        Poehlman, Cynthia
                                           Solfest Wallis, and
                                           Anita Poehlman        164,000        164,000    16        56%     306,000         613,000

*      Results of Broken Bow Apartments I, L.P. and Sidney Apartments I, L.P.
       have not been audited and thus have been excluded.  See Note 2 to the financial statements and report of certified public accountants.



                                                                   ------------------------------  ---------------------------------
                                                                        As of March 31, 2001             As of  December 31, 2000
                                                                   ------------------------------  ---------------------------------
Partnership Name          Location         General Partner    Partnership's     Amount of                   Estimated   Encumbrances
                                               Name          Total Investment  Investment                   Low Income     of Local
                                                             in Local Limited   Paid to    Number           Housing         Limited
                                                              Partnerships      Date    of Units  Occupancy Credits     Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Garland Street Limited    Malvarn,         Conrad L. Beggs,
Partnership               Arkansas         Audrey D. Beggs,
                                           Russell J. Altizer,
                                           and Marjorie L.
                                           Beggs                 164,000        164,000    18        94%        319,000      693,000

Hereford Seniors          Hereford,        Winston
Community, Ltd.           Texas            Sullivan              167,000        167,000    28       100%        330,000      799,000

Hickory Lane              Newton,          Olsen Securities
Associates, Ltd           Texas            Corp.                 174,000        174,000    24        96%        320,000      594,000

Honeysuckle Court         Vidor,           Olsen Securities
Associates, Ltd.          Texas            Corp                  339,000        339,000    48       100%        622,000    1,162,000

Klimpel Manor, Ltd        Fullerton,       Klimpel Manor
                          California       Apartments          1,774,000      1,774,000    59       100%      3,360,000    1,314,000

Lamesa Seniors            Lamesa,          Winston
Community, Ltd.           Texas            Sullivan              143,000        143,000    24        83%        284,000      671,000

Laredo Heights            Navasota,        Donald W.
Apartments Ltd.           Texas            Sowell                225,000        225,000    48        96%        413,000    1,101,000

Mountainview              North            John C. Loving
Apartments Limited        Wilkesboro,      and Gordon D.
Partnership               North            Brown, Jr.
                          Carolina                               195,000        195,000    24       100%        387,000      994,000

Palestine Seniors         Palestine,       Winston
Community, Ltd.           Texas            Sullivan              225,000        225,000    42       100%        446,000    1,124,000

Pecan Grove Limited       Forrest          Conrad Beggs, Audrey
Partnership               City,            Beggs and Russell
                          Arkansas         Altizer               240,000        240,000    32        94%        486,000    1,109,000



                                                                   ------------------------------  ---------------------------------
                                                                        As of March 31, 2001             As of  December 31, 2000
                                                                   ------------------------------  ---------------------------------
Partnership Name          Location         General Partner    Partnership's     Amount of                   Estimated   Encumbrances
                                               Name          Total Investment  Investment                   Low Income     of Local
                                                             in Local Limited   Paid to    Number           Housing         Limited
                                                              Partnerships      Date    of Units  Occupancy Credits     Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Pioneer Street            Bakersfield,     Philip R. Hammond,
Associates                California       Jr. and Walter A.
                                           Dwelle              2,222,000      2,222,000   112        96%      4,116,000    1,862,000

Sidney Apartments I,      Sidney,          Retro Development,
Limited Partnership       Nebraska         Inc.  And Most
                                           Worshipful Prince
                                           Hall Grand Lodge      530,000        530,000    18       100%        972,000            *

Southcove                 Orange Cove,     Philip R. Hammond,
Associates                California       Jr. and Diane M.
                                           Hammond             2,000,000      2,000,000    54        85%      3,585,000    1,527,000

Walnut Turn               Buna,            Olsen Securities
Associates, Ltd.          Texas            Corp.                 188,000        188,000    24        96%        344,000      688,000
                                                           -------------   ------------   ----    ------  ------------- ------------
                                                           $  12,033,000   $ 12,033,000   892     93.77%  $  21,963,000 $ 25,375,000
                                                           =============   ============   ====    ======  ============= ============


                                ------------------------------------------------------------------------------------
                                                       For the year ended December 31, 2000
                                ------------------------------------------------------------------------------------
                                                                                             Low Income Housing
                                                                                            Credits Allocated to
       Partnership Name               Rental Income          Net Loss (Income)                  Partnership
--------------------------------------------------------------------------------------------------------------------
Apartment Housing of East
Brewton, Ltd.                                  $  114,000            $   (89,000)                        98.99%

Autumn Trace
Associates, Ltd.                                  209,000                (47,000)                        95.00%

Broken Bow Apartments I,
Limited Partnership                                     *                      *                         99.00%

Candleridge Apartments of
Waukee L.P. II                                    129,000                 (4,000)                        99.00%

Chadwick Limited
Partnership                                       183,000                (27,000)                        99.00%

Comanche Retirement Village,
Ltd.                                               67,000                (16,000)                        99.00%

Crossings II Limited Dividend
Housing Association Limited
Partnership                                       648,000               (145,000)                        98.99%

EW, a Wisconsin Limited
Partnership                                        74,000                (67,000)                        99.00%

Garland Street Limited
Partnership                                        69,000                (30,000)                        99.00%

Hereford Seniors Community,
Ltd.                                               96,000                      -                         99.00%

Hickory Lane
Associates, Ltd                                    75,000                (32,000)                        99.00%

Honeysuckle Court
Associates,Ltd.                                   191,000                (47,000)                        95.00%

Klimpel Manor, Ltd                                374,000                (55,000)                        96.00%

Lamesa Seniors
Community, Ltd.                                   103,000                (26,000)                        99.00%

Laredo Heights
Apartments Ltd.                                   167,000                  6,000                         99.00%

Mountainview Apartments
Limited Partnership                                96,000                (18,000)                        99.00%

Palestine Seniors
Community,Ltd.                                    148,000                 11,000                         99.00%

Pecan Grove
Limited Partnership                               123,000                (58,000)                        99.00%



                                ------------------------------------------------------------------------------------
                                                       For the year ended December 31, 2000
                                ------------------------------------------------------------------------------------
                                                                                             Low Income Housing
                                                                                            Credits Allocated to
       Partnership Name               Rental Income          Net Loss (Income)                  Partnership
--------------------------------------------------------------------------------------------------------------------
Pioneer Street Associates                         491,000                (80,000)                        99.00%

Sidney Apartments I, Limited
Partnership                                             *                      *                         99.00%

Southcove Associates                              226,000               (103,000)                        99.00%

Walnut Turn Associates, Ltd.                       92,000                (32,000)                        99.00%
                                               ----------              ----------
                                               $3,675,000              $ 859,000
                                               ==========              ==========
*    Results of Broken Bow Apartments I, L.P. and Sidney Apartments I, L.P. have not been audited and thus have been excluded.  See Note 2 to the financial statements and report of certified public accountants.


Item 3.  Legal Proceedings

During 2000, Associates identified a potential problem with a developer who, at the time, was the local general partner in six Local Limited Partnerships. The Partnership has a 99% limited partnership interest in two of those six Local Limited Partnerships. Those investments are Broken Bow Apartments I, Limited Partnership and Sidney Apartments I, Limited Partnership. All of the properties continue to experience operating deficits. The local general partner ceased funding the operating deficits, which placed the Local Limited Partnerships in jeopardy of foreclosure. Consequently, Associates voted to remove the local general partner and the management company from the Local Limited Partnerships. After the local general partner contested its removal, Associates commenced legal action on behalf of the Local Limited Partnerships and was successful in getting a receiver appointed to manage the Local Limited Partnerships and an unaffiliated entity appointed as property manager. Associates was subsequently successful in attaining a summary judgment to confirm the removal of the local general partner, the receiver was discharged and Associates now controls all six of the Local Limited Partnerships.

The six Local Limited Partnerships (hereinafter referred to as "Defendants") were defendants in a separate lawsuit. The lawsuit was filed by eight other partnerships in which the local general partner of the Local Limited Partnerships is or was involved (the "Plaintiffs"). The Plaintiffs allege that the local general partner accepted funds from the Plaintiffs and improperly loaned these funds to the Defendants. In July 2001, a tentative settlement as yet not executed was reached with respect to this lawsuit for an aggregate amount of $35,000 of which the Partnership's share is approximately $11,700.

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

(b)  At March 31, 2001, there were 849 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d) No unregistered securities were sold by the Partnership during the year ended March 31, 2001.

Item 5b.

NOT APPLICABLE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                      March 31                              December 31
                       ---------------------------------------  ------------------------------------

                            2001         2000         1999         1998         1997         1996
                         -----------  -----------  -----------  -----------  -----------  -----------
ASSETS
Cash and cash
equivalents            $     84,147 $    180,133 $    552,348 $    738,364 $  1,480,862 $  2,371,389
Investments in
   limited
  partnerships, net       7,432,933    8,311,454   10,092,782   10,274,595    9,738,583   10,096,100
Due from affiliate                -            -            -            -            -       53,200
Loans receivable                  -            -            -            -      259,496            -
Other assets                    998          998          998        2,534       20,245       10,956
                         -----------  -----------  -----------  -----------  -----------  -----------

                       $  7,518,078 $  8,492,585 $ 10,646,128 $ 11,015,493 $ 11,499,186 $ 12,531,645
                         ===========  ===========  ===========  ===========  ===========  ===========

LIABILITIES
Payables  to limited
  partnerships         $          - $          - $    421,025 $    605,517 $    411,543 $    666,716
Accrued expenses             48,569       86,965            -            -            -            -
Accrued fees and
   expenses
  due to general
   partner
  and affiliates            107,278       72,598       29,722       28,066        1,137        9,339

PARTNERS' EQUITY          7,362,231    8,333,022   10,195,381   10,381,910   11,086,506   11,855,590
                         -----------  -----------  -----------  -----------  -----------  -----------

                       $  7,518,078 $  8,492,585 $ 10,646,128 $ 11,015,493 $ 11,499,186 $ 12,531,645
                         ===========  ===========  ===========  ===========  ===========  ===========

Selected results of operations, cash flows and other information for the Partnership are as follows:

                            For the Years Ended      For the Three Months              For the Years Ended
                                 March 31               Ended March 31                     December 31
                          ------------------------  ------------------------   -------------------------------------

                             2001         2000         1999         1998         1998         1997          1996
                          -----------  -----------  -----------   ----------   ----------   ----------   -----------
                                                                  (Unaudited)
Income (loss) from
  operations (Note 1)  $   (139,153)$   (870,197)$    (21,846)$     (1,492)$    (50,484)$   (31,969)$     55,374
Equity in losses of
   limited
  partnerships             (831,638)    (992,162)    (164,683)    (191,552)    (658,728)   (737,115)    (628,631)
                          -----------  -----------  -----------   ----------   ----------   ----------   -----------
Net loss               $   (970,791)$ (1,862,359)$   (186,529)$   (193,044)$   (709,212)$  (769,084)$   (573,257)
                          ===========  ===========  ===========   ==========   ==========   ==========   ===========

Net loss allocated to:

   General partner     $     (9,708)$    (18,624)$     (1,865)$     (1,930)$     (7,092)$    (7,691)$     (5,733)
                          ===========  ===========  ===========   ==========    ==========  ==========   ===========
      Limited partners $   (961,083)$ (1,843,735)$   (184,664)$   (191,114)$   (702,120)$  (761,393)$   (567,524)
                          ===========  ===========  ===========   ==========   ==========   ==========   ===========
Net loss per limited
  partner unit         $     (61.61)$    (118.19)$     (11.84)$     (12.25)$     (45.01)$    (48.81)$     (36.38)
                       ============ ============    ============  ============ ============ ===========  ============

Outstanding weighted
  limited partner
  units                      15,600       15,600       15,600       15,600       15,600      15,600       15,600
                          ===========  ===========  ===========   ==========   ==========   ==========   ===========

Note 1 - Loss from operations in 2000 includes a charge for impairment losses on investments in limited partnerships of $766,559.  (See Note 2 to the audited financial statements.)

                            For the Years Ended      For the Three Months              For the Years Ended
                                 March 31               Ended March 31                     December 31
                          ------------------------  ------------------------   -------------------------------------

                             2001         2000         1999         1998         1998         1997          1996
                          -----------  -----------  -----------   ----------   ----------   ----------   -----------
                                                                  (Unaudited)

Net cash provided by
  (used in):

  Operating activities  $   (101,935) $   (19,827) $   (8,424) $     12,245  $   26,255  $    52,765  $     60,895
  Investing activities         5,949     (352,388)   (177,592)    (109,910)    (768,753)    (935,090)   (2,837,890)
  Financing activities             -            -           -            -            -       (8,202)     (137,346)
                          -----------  -----------  -----------   ----------   ----------   ----------   -----------

Net change in cash and
  cash equivalents           (95,986)    (372,215)   (186,016)     (97,665)    (742,498)    (890,527)   (2,914,341)

Cash and cash
  equivalents,
  beginning of period        180,133      552,348     738,364    1,480,862    1,480,862    2,371,389     5,285,730
                          -----------  -----------  -----------   ----------   ----------   ----------   -----------

Cash and cash
  equivalents,
  end of period         $     84,147  $   180,133  $  552,348  $ 1,383,197  $   738,364  $  1,480,862 $  2,371,389
                          ===========  ===========  ===========   ==========   ==========   ==========   ===========

Low Income Housing Credit per Unit was as follows for the years ended
December 31:

                                2000               1999              1998               1997               1996
                           ---------------    ---------------   ----------------   ---------------    ---------------
Federal                         $     141           $    135           $    124          $    113           $    105
State
                                        -                  -                  -                 -                  -
                           ---------------    ---------------   ----------------   ---------------    ---------------
Total                           $     141           $    135           $    124          $    113           $    105
                           ===============    ===============   ================   ===============    ===============

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

Subsequent written and oral forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-K and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this filing.

Uncertainty with Respect to Investment in Broken Bow and Sidney

The Partnership has two investments accounted for under the equity method, consisting of 99% limited partnership interests in each of Broken Bow Apartments I, Limited Partnership ("Broken Bow"), and Sidney Apartments I, Limited Partnership ("Sidney").

The independent auditors engaged to perform an audit of Broken Bow and Sidney's' financial statements as of and for the year ended December 31, 1999, were unable to form an opinion on those financial statements. This was due to the inability to obtain from the former local general partner certain general ledger information for a period of approximately three months and reliable confirmations of advances to/notes receivable from the former local general partner. Further, the independent auditors were unable to obtain management representation letters from the former property management company, which is an affiliate of the former local general partner. As of July 9, 2001, the Partnership had not obtained audited financial statements for Broken Bow and Sidney as of and for the year ended December 31, 2000. As a result, the Partnership has not included the financial information of Broken Bow and Sidney in the combined condensed financial statements presented in Note 3 to the financial statements. The combined condensed financial information presented in
Note 3 for the prior periods has been restated to exclude the accounts of Broken Bow and Sidney. The Partnership has reflected equity in the net losses of Broken Bow and Sidney totaling ($156,823) ($(10.05) per limited partnership unit) for the year ended March 31, 2000, based on nine months of reported results provided by Broken Bow and Sidney and on three months of results estimated by Associates. Such estimates may be materially misstated due to the lack of corroborative financial information. During the year ended March 31, 2000, the Partnership advanced $120,906 in cash to Broken Bow and Sidney for operating expenses, including legal fees relating to certain litigation involving these and other properties as outlined in Note 7.

As a result of the foregoing, in 2000, management performed an evaluation of the Partnership's remaining investment balances in Broken Bow and Sidney including the cash advances noted above and other anticipated costs and determined that an impairment adjustment was necessary. An impairment loss of $766,559 was recognized at March 31, 2000. This impairment loss included $558,688 in remaining book value of the Partnership's investments in Broken Bow and Sidney, $120,906 and $30,753 of cash advances, pre and post year end, $37,670 accrual for anticipated legal costs, and $18,542 of estimated accounting and other related costs.

During 2001, Broken Bow and Sidney continued to experience negative cash flows from operations. All mortgages were suspended under a written agreement with the lender which expired in May 2001 and no payments have been made since August 2000.

WNC is currently attempting to sell the Broken Bow and Sidney properties. WNC may not be successful in its efforts to sell and the lender may foreclose on the properties as the loans are now in default.

As a result of the aforementioned operating difficulties, there is uncertainty as to whether the Partnership will ultimately retain its interests in Broken Bow and Sidney. If the investments are sold or otherwise not retained, the Partnership could be subject to recapture of tax credits and certain prior tax deductions. There is further uncertainty as to costs that the partnership may ultimately incur in connection with its investments in Broken Bow and Sidney. The Partnership's financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Financial Condition

The Partnership's assets at March 31, 2001 consisted primarily of $84,000 in cash and aggregate investments in the twenty-two Local Limited Partnerships of $7,433,000. Liabilities at March 31, 2001 primarily consisted of $49,000 of accrued expenses and $107,000 due to General Partner or affiliates for advances.

Results of Operations

Year Ended March 31, 2001 Compared to Year Ended March 31, 2000 The Partnerships net loss for the year ended March 31, 2001 was $(971,000), reflecting a decrease of $(891,000) from the net loss experienced for the year ended March 31, 2000 of $(1,862,000). The decline in net loss is due to the impairment loss recorded during 2000 in connection with two of the limited partnership investments totaling $767,000, a reduction in the equity in losses of limited partnerships which decreased by $160,000 due largely to the impairment loss recorded in 2000, offset by a reduction in income of $8,000 and an increase in other operating expenses fees of $27,000.

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

Cash Flows

Year Ended March 31, 2001 Compared to Year Ended March 31, 2000 Net decrease in cash for the year ended March 31, 2001 was $(96,000) compared to a net decrease in cash for the year ended March 31, 2000 of $(372,000). The change of $276,000 was due primarily to a decrease in cash paid for investments in limited partnerships of $251,000, a decrease of $121,000 in cash advances to limited partnerships, offset by an increase of $47,000 of fees paid to General Partner, a net decrease of $28,000 in distributions from limited partnerships and a decrease in income of $8,000.

Year Ended March 31, 2000 Compared to Year Ended December 31, 1998. Net decrease in cash for the year ended March 31, 2000 was $(372,000) compared to a net decrease in cash for the year ended December 31, 1998 of $(742,000). The change was due primarily to a decrease in investments in limited partnerships of $787,000 offset by an increase of $(121,000) in cash advances paid to limited partnerships and a decrease in loans collected from limited partnerships of $(259,000).

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

During the year ended March 31, 2001 and 2000 and the three months ended March 31, 1999 accrued payables, which consist partly of related party management fees due to the General Partner, decreased by $4,000 and increased by $130,000 and $2,000, respectively. The General Partner does not anticipate that these accrued management fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. WNC and Associates, Inc., the general partner of the Partnership, has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through at least April 1, 2002.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

Report of Independent Certified Public Accountants


To the Partners
WNC Housing Tax Credit Fund IV, L.P., Series 2


We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund IV, L.P., Series 2 (a California Limited Partnership) (the "Partnership") as of March 31, 2001 and 2000, and the related statements of operations, partners' equity (deficit) and cash flows for the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 and the year ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 3 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investments in limited partnerships audited by other auditors represented 81% and 81% of the total assets of the Partnership at March 31, 2001 and 2000, respectively. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

Except as discussed in the following paragraph, we conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

As more thoroughly discussed in Note 2 to the financial statements, the independent auditors engaged to perform the audits of the financial statements as of and for the year ended December 31, 1999 for Broken Bow Apartments I, Limited Partnership ("Broken Bow") and Sidney Apartments I, Limited Partnership ("Sidney"), were unable to express an opinion on those financial statements. In addition, the Partnership did not obtain audited financial statements for Broken Bow and Sidney as of and for the year ended December 31, 2000. The Partnership's investments in Broken Bow and Sidney have been fully impaired at March 31, 2000.

In our opinion, except for the effects of such adjustments and disclosures, if any, as might have been determined to be necessary had the 2000 and 1999 financial statements of Broken Bow and Sidney been audited, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund IV, L.P., Series 2 (a California Limited Partnership) as of March 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 and the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America.

                                               /s/BDO SEIDMAN, LLP
                                                  BDO SEIDMAN, LLP
Orange County, California
July 9, 2001

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                                 BALANCE SHEETS




                                                                            March 31
                                                                 -------------------------------
                                                                     2001             2000
                                                                 --------------   --------------
 ASSETS

 Cash and cash equivalents                                     $        84,147  $       180,133
 Investments in limited partnerships,
   net (Notes 2, 3 and 4)                                            7,432,933        8,311,454
 Other assets                                                              998              998
                                                                 --------------   --------------
                                                               $     7,518,078  $     8,492,585
                                                                 ==============   ==============
 LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

 Liabilities:
   Accrued expenses (Note 2)                                   $        48,569  $        86,965
   Accrued fees and expenses due to General
     Partner and affiliates (Note 4)                                   107,278           72,598
                                                                 --------------   --------------
      Total liabilities                                                155,847          159,563
                                                                 --------------   --------------
 Commitments and contingencies (Note 7)

 Partners' equity (deficit):
    General partner                                                    (78,690)         (68,982)
    Limited partners (20,000 units authorized;
      15,600 units issued and outstanding)                           7,440,921        8,402,004
                                                                 --------------   --------------
          Total partners' equity                                     7,362,231        8,333,022
                                                                 --------------   --------------
                                                               $     7,518,078  $     8,492,585
                                                                 ==============   ==============
 See report of independent certified public accountants and accompanying notes to financial statements.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                                                                                          For the
                                                                                            Three
                                                                                            Months        For the Year
                                                              For the Years Ended           Ended           Ended
                                                                   March 31                March 31      December 31
                                                         ----------------------------   ------------   ---------------
                                                            2001            2000              1999             1998
                                                         ------------   -------------   ------------   ---------------
Interest income                                        $       7,274  $       14,374  $        6,850 $         47,017
Other income                                                   2,950           4,000               -                -
                                                         ------------   -------------   ------------   ---------------
Total income                                                  10,224          18,374           6,850           47,017
                                                         ------------   -------------   ------------   ---------------
Operating expenses:
   Amortization (Notes 3 and 4)                               40,934          40,935          10,230           32,099
   Asset management fees (Note 4)                             44,000          42,900          10,725           42,900
   Other                                                      64,443          38,177           7,741           22,502
   Impairment on investments in limited
      partnerships (Notes 2 and 3)                                 -         766,559               -                -
                                                         ------------   -------------   ------------   ---------------
         Total operating expenses                            149,377         888,571          28,696           97,501
                                                         ------------   -------------   ------------   ---------------
Loss from operations                                        (139,153)       (870,197)        (21,846)         (50,484)

Equity in losses of limited
  partnerships (Note 3)                                     (831,638)       (992,162)       (164,683)        (658,728)
                                                         ------------   -------------   ------------   ---------------
Net loss                                               $    (970,791) $   (1,862,359) $     (186,529)$       (709,212)
                                                         ============   =============   ============   ===============
Net loss allocated to:
   General partner                                     $      (9,708) $      (18,624) $       (1,865)$         (7,092)
                                                         ============   =============   ============   ===============
   Limited partners                                    $    (961,083) $   (1,843,735) $     (184,664)$       (702,120)
                                                         ============   =============   ============   ===============
Net loss per limited partner unit                      $      (61.61) $      (118.19) $       (11.84)$         (45.01)
                                                         ============   =============   ============   ===============
Outstanding weighted limited partner
  units                                                       15,600          15,600          15,600           15,600
                                                         ============   =============   ============   ===============
 See report of independent certified public accountants and accompanying notes to financial statements.


                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998

                                                                 General           Limited
                                                                 Partner           Partners           Total
                                                         ----------------    ----------------    ---------------
Partners' equity (deficit) at January 1, 1998           $        (41,447)  $     11,127,953    $    11,086,506

Offering costs                                                        46              4,570              4,616

Net loss                                                          (7,092)          (702,120)         (709,212)
                                                         ----------------    ---------------     --------------
Partners' equity (deficit) at December 31, 1998                  (48,493)        10,430,403         10,381,910

Net loss                                                          (1,865)          (184,664)         (186,529)
                                                         ----------------    ---------------     --------------
Partners' equity (deficit) at March 31, 1999                     (50,358)        10,245,739         10,195,381

Net loss                                                         (18,624)        (1,843,735)       (1,862,359)
                                                         ----------------    ---------------     --------------
Partners' equity (deficit) at March 31, 2000                     (68,982)         8,402,004          8,333,022

Net loss                                                          (9,708)          (961,083)         (970,791)
                                                         ----------------    ---------------     --------------
Partners' equity (deficit) at March 31, 2001            $        (78,690)  $      7,440,921    $     7,362,231
                                                         ================    ===============     ==============
 See report of independent certified public accountants and accompanying notes to financial statements.


                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                                           For the
                                                                                             Three
                                                                                            Months        For the Year
                                                              For the Years Ended            Ended           Ended
                                                                   March 31                 March 31      December 31
                                                         ----------------------------   ------------   ---------------
                                                            2001            2000              1999             1998
                                                         ------------   -------------   ------------   ---------------
Cash flows from operating
  activities:

  Net loss                                           $     (970,791) $  (1,862,359) $     (186,529) $      (709,212)
  Adjustments to reconcile net loss to net
  cash (used in) provided by operating activities:
    Amortization                                             40,934         40,935          10,230           32,099
    Impairment loss on investments in limited
      partnerships                                                -        766,559               -                -
    Equity in losses of limited
      partnerships                                          831,638        992,162         164,683          658,728
    Change in other assets                                        -              -           1,536           17,711
    Change in accrued expenses                              (38,396)             -               -                -
    Change in accrued fees and expenses
     due to General Partner and affiliates                  (34,680)        42,876           1,656           26,929
                                                       -------------   ------------    ------------   ---------------
Net cash (used in) provided by
  operating activities                                     (101,935)       (19,827)         (8,424)          26,255
                                                       -------------   ------------    ------------   ---------------
Cash flows from investing
  activities:
  Investments in limited
    partnerships, net                                             -       (251,149)       (184,492)      (1,037,700)
  Capitalized acquisition costs and
    fees                                                          -              -               -             (465)
  Distributions from limited
    partnerships                                              5,949         19,667           6,900            5,300
  Loans receivable                                                -              -               -          259,496
  Offering expenses                                               -              -               -            4,616
  Cash advances to limited partnerships                           -       (120,906)              -                -
                                                       -------------   ------------    ------------   ---------------
Net cash used in investing
  activities                                                  5,949       (352,388)       (177,592)        (768,753)
                                                       -------------   ------------    ------------   ---------------
Net decrease in cash and cash
  equivalents                                               (95,986)      (372,215)       (186,016)        (742,498)

Cash and cash equivalents,
  beginning of period                                       180,133        552,348         738,364        1,480,862
                                                       -------------   ------------    ------------   ---------------
Cash and cash equivalents, end of
  period                                             $       84,147  $     180,133  $      552,348  $       738,364
                                                       =============   ============    ============   ===============
SUPPLEMENTAL DISCLOSURE
   OF CASH FLOW INFORMATION:
    Taxes paid                                       $          800  $         800  $            -  $           800
                                                       =============   ============    ============   ===============
 See report of independent certified public accountants and accompanying notes to financial statements.


                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998



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

The Partnership shall continue in full force and effect until December 31, 2050 unless terminated prior to that date pursuant to the partnership agreement .

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

Change in Reporting Year End
----------------------------
In 1999, the Partnership elected to change its year end for financial reporting purposes from December 31 to March 31. All financial information reflected in the financial statements and related footnotes has been adjusted for this change in year end except for the combined condensed financial information relating to the Local Limited Partnerships included in Note 3.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
Risks and Uncertainties
-----------------------
The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the low income housing credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General
Partners, there can be no assurance that the anticipated low income housing credits will be available to Limited Partners.

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

Losses from Local Limited Partnerships for the year ended December 31, 1998 have been recorded by the Partnership based on reported results provided by the Local Limited Partnerships. Losses from Local Limited Partnerships for the three months ended March 31, 1999 have been estimated by management of the Partnership. Losses from Local Limited Partnerships for the years ended March 31, 2001 and 2000 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships and on three months of results estimated by management of the Partnership. Losses from the limited partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
Offering Expenses
-----------------
Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of partners' capital and amounted to $970,717 as of March 31, 2001, 2000 and 1999 and December 31, 1998.

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

Cash and Cash Equivalents
-------------------------
The Partnership considers highly liquid investments with maturities of three months or less when purchased to be cash equivalents. As of March 31, 2001 and 2000, the Partnership had no cash equivalents.

Net Loss Per Limited Partner Unit
---------------------------------
Net loss per limited partnership unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per unit includes no dilution and is computed by dividing loss available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net income per unit is not required.

Reporting Comprehensive Income
------------------------------
In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of Partners' equity and bypass net income. The Partnership adopted the provisions of this statement in 1998. For the periods presented, the Partnership has no elements of other comprehensive income, as defined by SFAS No. 130.

NOTE 2 - UNCERTAINTY WITH RESPECT TO INVESTMENTS IN BROKEN BOW AND SIDNEY:
--------------------------------------------------------------------------
         IMPAIRMENT OF INVESTMENTS
         -------------------------
The Partnership has two investments accounted for under the equity method, consisting of 99% limited partnership interests in each of Broken Bow Apartments I, Limited Partnership ("Broken Bow"), and Sidney Apartments I, Limited Partnership ("Sidney").

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998

NOTE 2 -  UNCERTAINTY  WITH  RESPECT TO  INVESTMENTS  IN BROKEN BOW AND  SIDNEY:
--------------------------------------------------------------------------
IMPAIRMENT OF INVESTMENTS,  continued  ------------------------------------  The independent auditors engaged to perform an audit of Broken Bow and Sidney's' financial statements as of and for the year ended December 31, 1999, were unable to form an opinion on those financial statements. This was due to the inability to obtain from the former local general partner certain general ledger information for a period of approximately three months and reliable confirmations of advances to/notes receivable from the former local general partner. Further, the independent auditors were unable to obtain management representation letters from the former property management company, which is an affiliate of the former local general partner. As of July 9, 2001, the Partnership had not obtained audited financial statements for Broken Bow and Sidney as of and for the year ended December 31, 2000. As a result, the Partnership has not included the financial information of Broken Bow and Sidney in the combined condensed financial statements presented in Note 3 to the financial statements. The combined condensed financial information presented in
Note 3 for the prior periods has been restated to exclude the accounts of Broken Bow and Sidney. The Partnership has reflected equity in the net losses of Broken Bow and Sidney totaling ($156,823) ($(10.05) per limited partnership unit) for the year ended March 31, 2000, based on nine months of reported results provided by Broken Bow and Sidney and on three months of results estimated by Associates. Such estimates may be materially misstated due to the lack of corroborative financial information. During the year ended March 31, 2000, the Partnership advanced $120,906 in cash to Broken Bow and Sidney for operating expenses, including legal fees relating to certain litigation involving these and other properties as outlined in Note 7.

As a result of the foregoing, in 2000, management performed an evaluation of the Partnership's remaining investment balances in Broken Bow and Sidney including the cash advances noted above and other anticipated costs and determined that an impairment adjustment was necessary. An impairment loss of $766,559 was recognized at March 31, 2000. This impairment loss included $558,688 in remaining book value of the Partnership's investments in Broken Bow and Sidney, $120,906 and $30,753 of cash advances, pre and post year end, a $37,670 accrual for anticipated legal costs, and $18,542 of estimated accounting and other related costs.

During 2001, Broken Bow and Sidney continued to experience negative cash flows from operations. All mortgages were suspended under a written agreement with the lender which expired in May 2001 and no payments have been made since August 2000.

WNC is currently attempting to sell the Broken Bow and Sidney properties. WNC may not be successful in its efforts to sell and the lender may foreclose on the properties as the loans are now in default.

As a result of the aforementioned operating difficulties, there is uncertainty as to whether the Partnership will ultimately retain its interests in Broken Bow and Sidney. If the investments are sold or otherwise not retained, the Partnership could be subject to recapture of tax credits and certain prior tax deductions. There is further uncertainty as to costs that the partnership may ultimately incur in connection with its investments in Broken Bow and Sidney. The Partnership's financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------
As of the periods presented, the Partnership had acquired limited partnership interests in twenty-two Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 892 apartment units. As of March 31, 1999, construction or rehabilitation of all of the apartment complexes had been completed. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is entitled to 96% to 99%, as specified in the partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Limited Partnerships.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------
The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2001 and 2000 are approximately $914,000 and $876,000, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to unrecorded losses, as discussed below, acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account and to capital contributions payable to the limited partnerships which were netted against partner capital in the Local Limited Partnership's financial statements. The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the losses recorded by the Partnership for the three month period ended March 31. Lastly the difference is due to the exclusion of the financial statements of Sidney and Broken Bow from the combined condensed financial information presented below. See Note 2 for discussion.

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. At March 31, 2000, the investment account in one of the Local Limited Partnerships had reached a zero balance. Consequently a portion of the Partnership's estimate of its share of losses for the year ended March 31, 2001 and 2000 amounting to approximately $36,000 and $9,000 has not been recognized by the Partnership as of March 31, 2001 and 2000.

Following is a summary of the equity method activity of the investments in limited partnerships for the periods presented:

                                                                                       For the Three     For the Year
                                                           For the Years Ended         Months Ended        Ended
                                                               March 31                 March 31         December 31
                                                     -----------------------------   ---------------   ---------------
                                                        2001            2000               1999              1998
                                                     ------------   --------------   ---------------   ---------------
Investments per balance sheet, beginning of year   $   8,311,454  $    10,092,782  $     10,274,595  $      9,738,583
Tax credit adjustment                                                     (62,593)                -           (23,291)
Capital contributions to limited partnerships,
net                                                            -                -                 -           827,482
Capital contributions to be paid                               -                -                 -           427,483
Impairment loss on investments in limited
   partnerships (Note 2)                                       -         (766,559)                -                 -
Capital contributions payable to Sidney and
   Broken Bow offset to book value                             -         (107,283)                -                 -
Accrued expense (Note 2)                                       -           86,965                 -                 -
Cash advances (Note 2)                                         -          120,906                 -                 -
Capitalized acquisition fees and costs                         -                -                 -               465
Distributions received                                    (5,949)         (19,667)           (6,900)           (5,300)
Equity in losses of limited partnerships                (831,638)        (992,162)         (164,683)         (658,728)
Amortization of capitalized acquisition fees and
   costs                                                 (40,934)         (40,935)          (10,230)          (32,099)
                                                     ------------   --------------   ---------------   ---------------
Investments per balance sheet, end of period       $   7,432,933  $     8,311,454  $     10,092,782  $     10,274,595
                                                     ============   ==============   ===============   ===============

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------
The financial information from the individual financial statements of the Local Limited Partnerships includes rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted against interest expense. Approximate combined condensed financial information from the individual financial statements of the Local Limited Partnerships as of December 31 and for the years then ended is as follows (Combined condensed financial information for Broken Bow and Sidney have been excluded from the presentation below. See Note 2 for further discussion):

                        COMBINED CONDENSED BALANCE SHEETS

                                                                                    2000                1999
                                                                               ---------------     ---------------
ASSETS

Land                                                                         $      1,556,000    $      1,557,000
Buildings, net of accumulated amortization of $6,718,000 and $5,428,000
   for 2000 and 1999, respectively                                                 30,656,000          31,791,000
Due from affiliates                                                                     3,000               1,000
Other assets                                                                        2,221,000           2,194,000
                                                                               ---------------     ---------------
                                                                             $     34,436,000    $     35,543,000
                                                                               ===============     ===============
LIABILITIES

Mortgage and construction loans payable                                      $     25,375,000    $     26,091,000
Other liabilities (including due to related parties of $1,011,000 and
    $437,000 as of December 31,  2000 and 1999, respectively)                       1,652,000           1,003,000
                                                                               ---------------     ---------------
                                                                                   27,027,000          27,094,000
                                                                               ---------------     ---------------
PARTNERS' CAPITAL

WNC Housing Tax Credit Fund IV, L.P., Series 2                                      6,519,000           7,435,000
Other partners                                                                        890,000           1,014,000
                                                                               ---------------     ---------------
                                                                                    7,409,000           8,449,000
                                                                               ---------------     ---------------
                                                                             $     34,436,000    $     35,543,000
                                                                               ===============     ===============

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------
                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                 2000                1999               1998
                                                                                                     (Restated)
                                                            ---------------     ---------------    ---------------
Revenues                                                  $      3,832,000    $      3,768,000   $      3,750,000
                                                            ---------------     ---------------    ---------------
Expenses:
  Operating expenses                                             2,268,000           2,165,000          1,965,000
  Interest expense                                               1,134,000           1,154,000          1,131,000
  Depreciation and amortization                                  1,289,000           1,238,000          1,162,000
                                                            ---------------     ---------------    ---------------
   Total expenses                                                4,691,000          4,557 ,000          4,258,000
                                                            ---------------     ---------------    ---------------
Net loss                                                  $       (859,000)   $       (789,000)  $       (508,000)
                                                            ===============     ===============    ===============
Net loss  allocable to the  Partnership,  before equity
   in losses of Broken Bow and Sidney                     $       (849,000)   $       (778,000)  $       (501,000)
                                                            ===============     ===============    ===============
Net loss recorded by the Partnership,  before equity in
   losses of Broken Bow and Sidney                        $       (832,000)   $       (835,000)  $       (501,000)

Net loss of Broken Bow allocable to the Partnership                      -            (109,000)           (42,000)

Net loss of Sidney allocable to the Partnership                          -             (48,000)          (116,000)
                                                            ---------------     ---------------    ---------------
Net loss recorded by the Partnership                      $       (832,000)   $       (992,000)  $       (659,000)
                                                            ===============     ===============    ===============

Certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related tax credits could occur.

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------
Under the terms of the Partnership Agreement, the Partnership is obligated to the General Partner or its affiliates for the following items:

     Acquisition fees of up to 8% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,058,950. Accumulated amortization of these capitalized costs was $269,703 and $166,925 as of March 31, 2001 and 2000, respectively. Of the accumulated amortization recorded on the balance sheet at March 31, 2001 $67,480 of the related expense was reflected as equity in losses of limited partnerships on the statement of operations during the fourth quarter of the year ended March 31, 2001 to reduce the respective net acquisition fee component of investments in local limited partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998

NOTE 4 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------
     Reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.2% of the gross proceeds. The Partnership incurred acquisition costs of $169,103, at the end of all periods presented, which have been included in investments in limited partnerships. Accumulated amortization was $46,011 and $25,117, as of March 31, 2001 and 2000, respectively. Of the accumulated amortization recorded on the balance sheet at March 31, 2001, $15,258 of the related expense was reflected as equity in losses of limited partnerships on the statement of operations during the fourth quarter of the year ended March 31, 2001 to reduce the respective net acquisition cost component of investments in local limited partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

     An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages. Management fees of $44,000 and $42,900 were incurred during the years ended March 31, 2001 and 2000, respectively, $10,725 during the three months ended March 31, 1999 and $42,900 were incurred for the year ended December 31, 1998, of which $3,750 and $3,750 were paid during the years ended March 31, 2001 and 2000 and $5,950 during the three months ended March 31, 1999, and $4,616 were paid during the years ended December 31, 1998.

     A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2003 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to General Partner and affiliates consist of the following:

                                                                                   March 31
                                                                        -------------------------------
                                                                           2001              2000
                                                                       ------------    ---------------

Reimbursement for expenses paid by the General
  Partner or an affiliate                                             $       1,119   $          6,689

Asset management fee payable                                                106,159             65,909
                                                                        ------------    ---------------
Total                                                                 $     107,278   $         72,598
                                                                        ============    ===============

The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 5 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------
The following is a summary of the quarterly operations for the years ended March 31, 2001 and 2000 (in thousands, except for per share data).

                                                June 30          September 30        December 31          March 31
                                            ----------------    ---------------     ---------------    ---------------
                  2001
                  ----
Income                                    $           2,000   $          2,000    $         2,000   $          4,000

Operating expenses                                   42,000             56,000             26,000             25,000

Equity in losses of limited partnerships           (187,000)          (186,000)          (187,000)          (272,000)

Net loss                                           (227,000)          (240,000)          (211,000)          (293,000)

Loss available to limited partner                  (224,000)          (238,000)          (208,000)          (291,000)

Loss per limited partner unit                           (14)               (15)               (13)               (19)

                  2000
                  ----
Income                                    $           4,000   $          4,000    $         3,000   $          7,000

Operating expenses                                   28,000             35,000             31,000            795,000

Equity in losses of limited partnerships           (156,000)          (157,000)          (199,000)          (480,000)

Net income (loss)                                  (180,000)          (188,000)          (227,000)        (1,268,000)

Loss available to limited partners                 (178,000)          (187,000)          (224,000)        (1,255,000)

Loss per limited partner unit                           (12)               (12)               (14)               (80)

NOTE 6 - INCOME TAXES
---------------------
No provision for income taxes has been recorded in the accompanying financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998

NOTE 7-COMMITMENTS AND CONTINGENCIES
------------------------------------
During 2000, WNC identified a potential problem with a developer who, at the time, was the local general partner in six Local Limited Partnerships. The Partnership has a 99% limited partnership interest in two of those six Local Limited Partnerships. Those investments are Broken Bow Apartments I, Limited Partnership, and Sidney Apartments I, Limited Partnership. All of the properties continue to experience operating deficits. The local general partner ceased funding the operating deficits, which placed the Local Limited Partnerships in jeopardy of foreclosure. Consequently, WNC voted to remove the local general partner and the management company from the Local Limited Partnerships. After the local general partner contested its removal, WNC commenced legal action on behalf of the Local Limited Partnerships and was successful in getting a receiver appointed to manage the Local Limited Partnerships and an unaffiliated entity appointed as property manager. WNC was subsequently successful in attaining a summary judgment to confirm the removal of the local general partner, the receiver was discharged and WNC now controls all six of the Local Limited Partnerships.

The six Local Limited Partnerships (hereinafter referred to as "Defendants") were defendants in a separate lawsuit. The lawsuit was filed by eight other partnerships in which the local general partner of the Local Limited Partnerships is or was involved (the "Plaintiffs"). The Plaintiffs allege that the local general partner accepted funds from the Plaintiffs and improperly loaned these funds to the Defendants. In July 2001, a tentative settlement as yet not executed was reached with respect to this lawsuit for the aggregate amount of $35,000. The Partnership's allocated share of $11,700 has been accrued in full at March 31, 2001.

The Partnership currently has insufficient working capital to fund its operations. WNC and Associates, Inc., the general partner of the Partnership, has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through at least April 1, 2002.

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

Wilfred N. Cooper, Sr., age 70, is the founder, Chairman, Chief Executive Officer, and a Director of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the programs previously sponsored by the Sponsor. Mr. Cooper has been involved in real estate investment and acquisition activities since 1968. Previously, during 1970 and 1971, he was founder and principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director of the National Association of Home Builders (NAHB) and a National Trustee for NAHB's Political Action Committee, a Director of the National
Housing Conference (NHC) and a member of NHC's Executive Committee and a Director of the National Multi-Housing Council (NMHC). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

John B. Lester, Jr., age 67, is Vice-Chairman, a Director, Secretary and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director of WNC Capital Corporation. Mr. Lester has 27 years of experience in engineering and construction and has been involved in real estate investment and acquisition activities since 1986 when he joined the Sponsor. Previously, he was Chairman of the Board and Vice President or President of E & L Associates, Inc., a provider of engineering and construction services to the oil refinery and petrochemical industries, which he co-founded in 1973. Mr. Lester graduated from the University of Southern California in 1956 with a Bachelor of Science degree in Mechanical Engineering.

Wilfred N. Cooper, Jr., age 38, is President, Executive Vice President, Chief Operating Officer, a Director and a member of the Acquisition Committee of WNC & Associates, Inc. He is President of, and a registered principal with, WNC Capital Corporation, a member firm of the NASD, and is a Director of WNC Management, Inc. He has been involved in investment and acquisition activities with respect to real estate since he joined the Sponsor in 1988. Prior to this, he served as Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Advisory Board for LIHC Monthly Report, a Director of NMHC and an Alternate Director of NAHB. He graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 49, is Executive Vice President, a Director, General Counsel, and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been involved in real estate investment and acquisition activities since 1984. Prior to joining the Sponsor in 1990, he was practicing law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Thomas J. Riha, age 46, became Chief Financial Officer effective January 2001. Prior to his appointment as Chief Financial Officer he was Vice President - Asset Management and a member of the Acquisition Committee of WNC & Associates, Inc. and a Director and Chief Executive Officer of WNC Management, Inc. Mr. Riha has been involved in acquisition and investment activities with respect to real estate since 1979. Prior to joining the Sponsor in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Sy P. Garban, age 55, is Vice President - National Sales of WNC & Associates, Inc. and has been employed by the Sponsor since 1989. Mr. Garban has been involved in real estate investment activities since 1978. Prior to joining the Sponsor he served as Executive Vice President of MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

N. Paul Buckland, age 38, is Vice President - Acquisitions and a member of the Acquisition Committee of WNC & Associates, Inc. He has been involved in real estate acquisitions and investments since 1986 and has been employed with WNC & Associates, Inc. since 1994. Prior to that, he served on the development team of the Bixby Ranch that constructed apartment units and Class A office space in California and neighboring states, and as a land acquisition coordinator with Lincoln Property Company where he identified and analyzed multi-family developments. Mr. Buckland graduated from California State University, Fullerton in 1992 with a Bachelor of Science degree in Business Finance.

David Turek, age 46, is Vice President - Originations of WNC & Associates, Inc. He has been involved with real estate investment and finance activities since 1976 and has been employed by WNC & Associates, Inc. since 1996. From 1995 to 1996, Mr. Turek served as a consultant for a national Tax Credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of Tax Credit properties. From 1990 to 1995, he was involved in the development of conventional and tax credit multi-family housing. He is a Director with the Texas Council for Affordable Rural Housing and graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

Kay L. Cooper, age 64, is a Director of WNC & Associates, Inc. Mrs. Cooper was the founder and sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until 1998. She is the wife of Wilfred N. Cooper, Sr., the mother of Wilfred N. Cooper, Jr. and the sister of John B. Lester, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or Associates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee of the greater of (i) $2,000 per multi-family housing complex or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on changes in the Consumer Price Index, however in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnerships and the Partnership's allocable share of the amount of indebtedness related to the Housing Complexes. Fees of $44,000, $43,000, $11,000 and $43,000 were incurred during the years ended March 31, 2001 and 2000 and the three months ended March 31, 1999 and the year ended December 31, 1998, respectively. The Partnership paid the General Partner or its affiliates $4,000, $4,000, $6,000 and $5,000 of those fees during the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 and the year ended December 31, 1998, respectively.

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

(c) Operating Expense. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $58,000, $31,000, $11,000 and $6,000 during the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 and the year ended December 31, 1998, respectively.

(d) Interest in Partnership. The General Partners receive 1% of the Partnership's allocated Low Income Housing Credits, which approximated $22,000, $20,000 and $20,000 for the General Partner for the years ended March 31, 2000 and December 31, 1998. The General Partner is also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partner during the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 or the year ended December 31, 1998.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Security Ownership of Certain Beneficial Owners

(a)  Security Ownership of Certain Beneficial Owners
     -----------------------------------------------
     The following is the only limited partner known to the General Partner to own beneficially in excess of 5% of the outstanding Units.

                                                                               Amount of
                                         Name and Address of                    Units
                 Title of Class          Beneficial Owner                    Controlled       Percent of Class
         ------------------------------- ---------------------------------- ------------------- -------------------
         Units of Limited                Sempra Energy Financial               4,000 Units            25.6%
         Partnership Interests           P.O. Box 126943
                                         San Diego, CA 92113-6943

(b)  Security Ownership of Management
     ---------------------------------

     Neither the General Partner, its affiliates, nor any of the officers or directors of the General Partner or its affiliates own directly or beneficially any Units in the Partnership.

(c)  Changes in Control
     ------------------
     The management and control of the General Partner may be changed at any time in accordance with its organizational documents, without the consent or approval of the Limited Partners. In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

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

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements

(a)(1) Financial statements included in Part II hereof:

Report of Independent  Certified Public  Accountants  Balance Sheets,  March 31,
       2001 and 2000
       Statements of Operations for the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 and the year ended December 31, 1998
       Statements  of  Partners'  Equity for the years ended
       March 31, 2001 and 2000, the three months ended March 31, 1999 and the year ended December 31, 1998
       Statements of Cash Flows for the years ended
       March 31, 2001 and 2000, the three months ended March 31, 1999 and the year ended December 31, 1998
       Notes to Financial Statements

(a)(2) Financial statement schedules included in Part IV hereof:

       Report of Independent Certified Public Accountants on Financial Statement Schedules Schedule III - Real Estate Owned by Local Limited Partnerships

(b)    Reports on Form 8-K

1.     NONE

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

10.2 Second Amended and Restated Agreement of Limited Partnership of Garland Street Limited Partnership filed as exhibit 10.2 to Form 8-K dated July 22, 1994 is hereby incorporated herein by reference as exhibit 10.2.

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

10.10 AHmended and Restated Agreement of Limited Partnership of Pecan Grove Limited Partnership filed as exhibit 10.3 to Form 8-K dated September 21, 1994 is hereby incorporated herein by reference as exhibit 10.10.

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

21.1 Financial statements of Pioneer Street Associates, a California Limited Partnership as of and for the years ended December 31, 2000 and 1999 together with independent auditors' report thereon; a significant subsidiary of the Partnership.

(d)    Financial  statement  schedules follow, as set forth in subsection (a)(2)
       --------------------------------------
       hereof.

              Report of Independent Certified Public Accountants on
                          Financial Statement Schedules





To the Partners
WNC Housing Tax Credit Fund IV, L.P., Series 2


The audits referred to in our report dated July 9, 2001, relating to the 2001, 2000, 1999 and 1998 financial statements of WNC Housing Tax Credit Fund IV,
L.P., Series 2 (the "Partnership"), which is contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits. The opinion to the financial statements contains an audit scope limitation paragraph describing the inability of other auditors to express an opinion on the financial statements of two limited partnerships.

In our opinion, except for the effects of such audit scope limitation, such financial statement schedules present fairly, in all material respects, the financial information set forth therein.



                                                /s/BDO SEIDMAN, LLP
                                                   BDO SEIDMAN, LLP

Orange County, California
July 9, 2001

WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                          --------------------------------------  --------------------------------------------------
                                                         As of March 31, 2001                           As of December 31, 2000
                                          --------------------------------------  --------------------------------------------------
                                            Partnership's Total    Amount of       Encumbrances of  Property                     Net
                                            Investment in Local  Investment Paid   Local Limited     and       Accumu lated     Book
      Partnership Name        Location      Limited Partnerships   to Date         Partnerships    Equipment   Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Apartment Housing of East     East Brewton,
Brewton,Ltd.                  Alabama             $ 1,192,000       $ 1,192,000   $ 1,145,000  $ 2,339,000  $  (168,000) $ 2,171,000

Autumn Trace Associates,      Silsbee,
Ltd.                          Texas                   412,000           412,000     1,253,000    2,059,000     (544,000)   1,515,000

Broken Bow                    Broken Bow,
Apartments I, Limited         Nebraska
Limited Partnership                                   608,000           608,000             *            *            *            *

Candleridge Apartments        Waukee,
of Waukee L.P. II             Iowa                    125,000           125,000       679,000      883,000     (171,000)     712,000

Chadwick Limited              Edan, North
Partnership                   Carolina                378,000           378,000     1,551,000    2,020,000     (298,000)   1,722,000


Comanche Retirement           Comanche,
Village, Ltd.                 Texas                   136,000           136,000       591,000      748,000     (166,000)     582,000

Crossings II                  Portage,
Limited Dividend              Michigan
Housing Association
LimitedPartnership                                    432,000           432,000     5,905,000    6,952,000     (666,000)   6,286,000

EW, a Wisconsin               Evansville,
Limited Partnership           Wisconson               164,000           164,000       613,000      882,000     (224,000)     658,000

Garland Street                Malvarn,
Limited Partnership           Arkansas                164,000           164,000       693,000      924,000     (237,000)     687,000

Hereford Seniors              Hereford,
Community, Ltd.               Texas                   167,000           167,000       799,000    1,006,000     (142,000)     864,000

*    Results of Broken Bow  Apartments  I, L.P. and Sidney  Apartments  I, L.P.  have not been  audited and thus have been excluded.  See Note 2 to the  financial
     statements and report of certified public accountants.

WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                          --------------------------------------  --------------------------------------------------
                                                         As of March 31, 2001                           As of December 31, 2000
                                          --------------------------------------  --------------------------------------------------
                                            Partnership's Total    Amount of       Encumbrances of  Property                     Net
                                            Investment in Local  Investment Paid   Local Limited     and       Accumu lated     Book
      Partnership Name        Location      Limited Partnerships   to Date         Partnerships    Equipment   Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Hickory Lane                  Newton,
Associates, Ltd               Texas                   174,000           174,000       594,000      950,000     (160,000)     790,000

Honeysuckle Court             Vidor,
Associates, Ltd.              Texas                   339,000           339,000     1,162,000    1,833,000     (323,000)   1,510,000

Klimpel
Manor, Ltd                    Fullerton,            1,774,000         1,774,000     1,314,000    3,589,000     (649,000)   2,940,000
                              California
Lamesa Seniors                Lamesa,
Community, Ltd.               Texas                   143,000           143,000       671,000      818,000     (184,000)     634,000

Laredo Heights                Navasota,
Apartments Ltd.               Texas                   225,000           225,000     1,101,000    1,358,000     (179,000)   1,179,000

Mountainview                  North
Apartments Limited            Wilkesboro,
Partnership                   North Carolina          195,000           195,000       994,000    1,211,000      197,000    1,014,000

Palestine Seniors             Palestine,
Community, Ltd.               Texas                   225,000           225,000     1,124,000    1,385,000     (231,000)   1,154,000

Pecan Grove                   Forrest City,
Limited Partnership           Arkansas                240,000           240,000     1,109,000    1,402,000     (370,000)   1,032,000

Pioneer Street                Bakersfield,
Associates                    California            2,222,000         2,222,000     1,862,000    4,087,000     (876,000)   3,211,000

Sidney Apartments             Sidney,
I, Limited                    Nebraska
Partnership                                           530,000           530,000             *            *            *            *

Southcove                     Orange Cove,
Associates                    California            2,000,000         2,000,000     1,527,000    3,445,000     (753,000)   2,692,000

Walnut Turn                   Buna,
Associates, Ltd.              Texas                   188,000           188,000       688,000    1,040,000     (179,000)     861,000
                                                  ------------      -----------   ----------- ------------  ------------ -----------
                                                  $12,033,000       $12,033,000   $25,375,000 $ 38,931,000  $ 6,717,000 $ 32,214,000
                                                  ============      ============  ============ ============ =========== ============

WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                   ----------------------------------------------------------------------------------
                                                         For the year ended December 31, 2000
                                   ----------------------------------------------------------------------------------
                                                                              Year                      Estimated
                                                                           Investment                  Useful Life
         Partnership Name             Rental Income        Net loss         Acquired        Status       (Years)
---------------------------------------------------------------------------------------------------------------------
Apartment Housing of East
Brewton, Ltd.                              $   114,000       $  (89,000)            1998    Completed       40 Years

Autumn Trace Associates, Ltd.                  209,000          (47,000)            1994    Completed     27.5 Years

Broken Bow Apartments I, Limited
Partnership                                          *                *             1996    Completed       40 Years

Candleridge Apartments of Waukee
L.P. II                                        129,000           (4,000)            1995    Completed     27.5 Years

Chadwick Limited Partnership                   183,000          (27,000)            1994    Completed       50 Years

Comanche Retirement.
Village, Ltd                                    67,000          (16,000)            1994    Completed       30 Years

Crossings II Limited Dividend
Housing Association Limited
Partnership                                    648,000         (145,000)            1997    Completed       40 Years

EW, a Wisconsin Limited
Partnership                                     74,000          (67,000)            1994    Completed     27.5 Years

Garland Street Limited
Partnership                                     69,000          (30,000)            1994    Completed     27.5 Years

Hereford Seniors
Community, Ltd.                                 96,000                0             1995    Completed       40 Years

Hickory Lane Associates, Ltd                    75,000          (32,000)            1995    Completed     27.5 Years

Honeysuckle Court
Associates, Ltd.                               191,000          (47,000)            1995    Completed     27.5 Years

Klimpel Manor, Ltd                             374,000          (55,000)            1994    Completed       40 Years

Lamesa Seniors
Community, Ltd.                                103,000          (26,000)            1994    Completed       40 Years

Laredo Heights Apartments Ltd.                 167,000            6,000             1996    Completed       45 Years

Mountainview Apartments Limited
Partnership                                     96,000          (18,000)            1994    Completed       40 Years

Palestine Seniors
Community, Ltd.                                148,000           11,000             1994    Completed       40 Years

WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                   ----------------------------------------------------------------------------------
                                                         For the year ended December 31, 2000
                                   ----------------------------------------------------------------------------------
                                                                              Year                      Estimated
                                                                           Investment                  Useful Life
         Partnership Name             Rental Income        Net loss         Acquired        Status       (Years)
---------------------------------------------------------------------------------------------------------------------
Pecan Grove Limited Partnership                123,000          (58,000)            1994    Completed     27.5 Years

Pioneer Street Associates                      491,000          (80,000)            1995    Completed     27.5 Years

Sidney Apartments I, Limited
Partnership                                          *                *             1996    Completed       40 Years

Southcove Associates                           226,000         (103,000)            1994    Completed     27.5 Years

Walnut Turn Associates, Ltd.                    92,000          (32,000)            1995    Completed     27.5 Years
                                           ------------      ------------
                                           $ 3,675,000       $  859,000
                                           ============      ============
*    Results of Broken Bow Apartments I, L.P. and Sidney Apartments I, L.P. have not been audited and thus have been excluded.  See Note 2 to the financial statements and report of certified public accountants.


WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                          --------------------------------------  --------------------------------------------------
                                                         As of March 31, 2000                          As of December 31, 1999
                                          --------------------------------------  --------------------------------------------------
                                            Partnership's Total    Amount of       Encumbrances of  Property                     Net
                                            Investment in Local  Investment Paid   Local Limited     and       Accumu lated     Book
      Partnership Name        Location      Limited Partnerships   to Date         Partnerships    Equipment   Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Apartment Housing of East     East Brewton,
Brewton,Ltd.                  Alabama             $ 1,192,000       $ 1,192,000   $ 1,150,000  $ 2,339,000  $    74,000 $  2,165,000

Autumn Trace Associates,      Silsbee,
Ltd.                          Texas                   412,000           412,000     1,261,000    2,059,000      469,000    1,590,000

Broken Bow Apartments I,      Broken Bow,
Limited Partnership           Nebraska                608,000           608,000             *            *            *            *

Candleridge Apartments        Waukee,
of Waukee L.P. II             Iowa                    125,000           125,000       682,000      883,000      141,000      742,000

Chadwick Limited              Edan, North
Partnership                   Carolina                378,000           378,000     1,561,000    2,010,000      253,000    1,757,000

Comanche Retirement           Comanche,
Village, Ltd.                 Texas                   136,000           136,000       592,000      748,000      138,000      610,000

Crossings II                  Portage,
Limited Dividend              Michigan
Housing Association
LimitedPartnership                                    432,000           432,000     5,992,000    6,952,000      470,000    6,282,000

EW, a Wisconsin               Evansville,
Limited Partnership           Wisconson               164,000           164,000       619,000      869,000      189,000      680,000

Garland Street                Malvarn,
Limited Partnership           Arkansas                164,000           164,000       696,000      920,000      200,000      720,000

Hereford Seniors              Hereford,
Community, Ltd.               Texas                   167,000           167,000       802,000    1,005,000      117,000      888,000

*    Results of Broken Bow  Apartments  I, L.P. and Sidney  Apartments  I, L.P.  have not been  audited and thus have been excluded.  See Note 2 to the  financial
     statements and report of certified public accountants.


WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                          --------------------------------------  --------------------------------------------------
                                                         As of March 31, 2000                          As of December 31, 1999
                                          --------------------------------------  --------------------------------------------------
                                            Partnership's Total    Amount of       Encumbrances of  Property                     Net
                                            Investment in Local  Investment Paid   Local Limited     and       Accumu lated     Book
      Partnership Name        Location      Limited Partnerships   to Date         Partnerships    Equipment   Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Hickory Lane                  Newton,
Associates, Ltd               Texas                   174,000           174,000       596,000      924,000      128,000      796,000

Honeysuckle Court             Vidor,
Associates, Ltd.              Texas                   339,000           339,000     1,165,000    1,780,000      258,000    1,522,000

Klimpel
Manor, Ltd                    Fullerton,            1,774,000         1,774,000     1,962,000    3,576,000      543,000    3,033,000
                              California
Lamesa Seniors                Lamesa,
Community, Ltd.               Texas                   143,000           143,000       673,000      818,000      133,000      685,000

Laredo Heights                Navasota,
Apartments Ltd.               Texas                   225,000           225,000       995,000    1,350,000      138,000    1,212,000

Mountainview                  North
Apartments Limited            Wilkesboro,
Partnership                   North Carolina          195,000           195,000       998,000    1,211,000      292,000      919,000

Palestine Seniors             Palestine,
Community, Ltd.               Texas                   225,000           225,000     1,128,000    1,385,000      198,000    1,187,000

Pecan Grove                   Forrest City,
Limited Partnership           Arkansas                240,000           240,000     1,114,000    1,401,000      312,000    1,089,000

Pioneer Street                Bakersfield,
Associates                    California            2,222,000         2,222,000     1,883,000    4,087,000      729,000    3,358,000

Sidney Apartments             Sidney,
I, Limited                    Nebraska
Partnership                                           530,000           530,000             *            *            *            *

Southcove                     Orange Cove,
Associates                    California            2,000,000         2,000,000     1,532,000    3,445,000      626,000    2,819,000

Walnut Turn                   Buna,
Associates, Ltd.              Texas                   188,000           188,000       690,000    1,015,000      143,000      872,000
                                                  ------------      -----------   ----------- ------------  ------------ -----------
                                                  $12,033,000       $12,033,000   $26,091,000 $ 38,777,000  $ 5,551,000 $ 33,226,000
                                                  ============      ============  ============ ============ =========== ============

WNC Hous
WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                   ----------------------------------------------------------------------------------
                                                         For the year ended December 31, 1999
                                   ----------------------------------------------------------------------------------
                                                                              Year                      Estimated
                                                                           Investment                  Useful Life
         Partnership Name             Rental Income        Net loss         Acquired        Status       (Years)
---------------------------------------------------------------------------------------------------------------------
Apartment Housing of East
Brewton, Ltd.                              $    91,000       $  (78,000)            1998    Completed       40 Years

Autumn Trace Associates, Ltd.                  204,000          (50,000)            1994    Completed     27.5 Years

Broken Bow Apartments I, Limited
Partnership                                          *                *             1996    Completed       40 Years

Candleridge Apartments of Waukee
L.P. II                                        120,000          (10,000)            1995    Completed     27.5 Years

Chadwick Limited Partnership                   188,000          (62,000)            1994    Completed       50 Years

Comanche Retirement.
Village, Ltd                                    68,000          (15,000)            1994    Completed       30 Years

Crossings II Limited Dividend
Housing Association Limited
Partnership                                    665,000         (140,000)            1997    Completed       40 Years

EW, a Wisconsin Limited
Partnership                                     99,000          (31,000)            1994    Completed     27.5 Years

Garland Street Limited
Partnership                                     66,000          (29,000)            1994    Completed     27.5 Years

Hereford Seniors
Community, Ltd.                                 93,000           (5,000)            1995    Completed       40 Years

Hickory Lane Associates, Ltd                   115,000          (16,000)            1995    Completed     27.5 Years

Honeysuckle Court
Associates, Ltd.                               194,000          (23,000)            1995    Completed     27.5 Years

Klimpel Manor, Ltd                             362,000          (74,000)            1994    Completed       40 Years

Lamesa Seniors
Community, Ltd.                                 81,000          (11,000)            1994    Completed       40 Years

Laredo Heights Apartments Ltd.                 146,000           (3,000)            1996    Completed       45 Years

Mountainview Apartments Limited
Partnership                                     93,000          (13,000)            1994    Completed       40 Years

Palestine Seniors
Community, Ltd.                                142,000            5,000             1994    Completed       40 Years

WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                   ----------------------------------------------------------------------------------
                                                         For the year ended December 31, 1999
                                   ----------------------------------------------------------------------------------
                                                                              Year                      Estimated
                                                                           Investment                  Useful Life
         Partnership Name             Rental Income        Net loss         Acquired        Status       (Years)
---------------------------------------------------------------------------------------------------------------------
Pecan Grove Limited Partnership                120,000          (42,000)            1994    Completed     27.5 Years

Pioneer Street Associates                      482,000          (54,000)            1995    Completed     27.5 Years

Sidney Apartments I, Limited
Partnership                                          *                *             1996    Completed       40 Years

Southcove Associates                           213,000         (109,000)            1994    Completed     27.5 Years

Walnut Turn Associates, Ltd.                    90,000          (29,000)            1995    Completed     27.5 Years
                                           ------------      -----------
                                           $ 3,632,000       $ (789,000)
                                           ============      ===========
*    Results of Broken Bow Apartments I, L.P. and Sidney Apartments I, L.P. have not been audited and thus have been excluded.  See Note 2 to the financial statements and report of certified public accountants.


WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                          --------------------------------------  --------------------------------------------------
                                                         As of March 31, 1999                          As of December 31, 1998
                                          --------------------------------------  --------------------------------------------------
                                            Partnership's Total    Amount of       Encumbrances of  Property                     Net
                                            Investment in Local  Investment Paid   Local Limited     and       Accumu lated     Book
      Partnership Name        Location      Limited Partnerships   to Date         Partnerships    Equipment   Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Apartment Housing of East     East Brewton,
Brewton,Ltd.                  Alabama             $ 1,255,000       $   941,000   $ 1,011,000  $ 1,961,000  $         - $  1,961,000

Autumn Trace Associates,      Silsbee,
Ltd.                          Texas                   412,000           412,000     1,269,000    2,059,000      394,000    1,665,000

Broken Bow Apartments I,      Broken Bow,
Limited Partnership           Nebraska                608,000           546,000       750,000    1,383,000       49,000    1,334,000

Candleridge Apartments        Waukee,
of Waukee L.P. II             Iowa                    125,000           125,000       685,000      873,000      112,000      761,000

Chadwick Limited              Edan, North
Partnership                   Carolina                378,000           378,000     1,571,000    2,011,000      207,000    1,804,000

Comanche Retirement           Comanche,
Village, Ltd.                 Texas                   136,000           136,000       594,000      748,000       97,000      651,000

Crossings II                  Portage,
Limited Dividend              Michigan
Housing Association
LimitedPartnership                                    432,000           432,000     6,074,000    6,952,000      273,000    6,679,000

EW, a Wisconsin               Evansville,
Limited Partnership           Wisconson               164,000           164,000       628,000      869,000      156,000      713,000

Garland Street                Malvarn,
Limited Partnership           Arkansas                164,000           164,000       699,000      918,000      164,000      754,000

Hereford Seniors              Hereford,
Community, Ltd.               Texas                   167,000           167,000       804,000    1,006,000       94,000      912,000

Hickory Lane                  Newton,
Associates, Ltd               Texas                   174,000           174,000       597,000      924,000       97,000      827,000

WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                          --------------------------------------  --------------------------------------------------
                                                         As of March 31, 1999                          As of December 31, 1998
                                          --------------------------------------  --------------------------------------------------
                                            Partnership's Total    Amount of       Encumbrances of  Property                     Net
                                            Investment in Local  Investment Paid   Local Limited     and       Accumu lated     Book
      Partnership Name        Location      Limited Partnerships   to Date         Partnerships    Equipment   Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Honeysuckle Court             Vidor,
Associates, Ltd.              Texas                   339,000           339,000     1,168,000    1,780,000      195,000    1,585,000

Klimpel
Manor, Ltd                    Fullerton,            1,774,000         1,774,000     1,984,000    3,576,000      437,000    3,139,000
                              California
Lamesa Seniors                Lamesa,
Community, Ltd.               Texas                   143,000           143,000       675,000      818,000      114,000      704,000

Laredo Heights                Navasota,
Apartments Ltd.               Texas                   225,000           225,000     1,001,000    1,349,000       98,000    1,251,000

Mountainview                  North
Apartments Limited            Wilkesboro,
Partnership                   North Carolina          195,000           195,000     1,002,000    1,211,000      140,000    1,071,000

Palestine Seniors             Palestine,
Community, Ltd.               Texas                   225,000           225,000     1,132,000    1,384,000      164,000    1,220,000

Pecan Grove                   Forrest City,
Limited Partnership           Arkansas                240,000           240,000     1,118,000    1,397,000      250,000    1,147,000

Pioneer Street                Bakersfield,
Associates                    California            2,222,000         2,222,000     1,903,000    4,086,000      581,000    3,505,000

Sidney Apartments             Sidney,
I, Limited                    Nebraska
Partnership                                           530,000           484,000       444,000    1,419,000      100,000    1,319,000

Southcove                     Orange Cove,
Associates                    California            2,000,000         2,000,000     1,538,000    3,445,000      500,000    2,945,000

Walnut Turn                   Buna,
Associates, Ltd.              Texas                   188,000           188,000       692,000    1,015,000      108,000      907,000
                                                  ------------      -----------   ----------- ------------  ------------ -----------
                                                  $12,096,000       $11,674,000   $27,339,000 $ 41,184,000  $ 4,330,000 $ 36,854,000
                                                  ============      ============  ============ ============ =========== ============

W
WNC Hous
WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                   ----------------------------------------------------------------------------------
                                                         For the year ended December 31, 1998
                                   ----------------------------------------------------------------------------------
                                                                              Year                      Estimated
                                                                           Investment                  Useful Life
         Partnership Name             Rental Income        Net loss         Acquired        Status       (Years)
---------------------------------------------------------------------------------------------------------------------
Apartment Housing of East                                                                                        Not
Brewton, Ltd.                              $         -       $        -             1998     Est.1999     Determined

Autumn Trace Associates, Ltd.                  206,000          (43,000)            1994    Completed     27.5 Years

Broken Bow Apartments I, Limited
Partnership                                     39,000         (117,000)            1996    Completed       40 Years

Candleridge Apartments of Waukee
L.P. II                                        116,000           (8,000)            1995    Completed     27.5 Years

Chadwick Limited Partnership                   188,000          (18,000)            1994    Completed       50 Years

Comanche Retirement.
Village, Ltd                                    63,000          (21,000)            1994    Completed       30 Years

Crossings II Limited Dividend
Housing Association Limited
Partnership                                    692,000          (19,000)            1997    Completed       40 Years

EW, a Wisconsin Limited
Partnership                                    105,000          (20,000)            1994    Completed     27.5 Years

Garland Street Limited
Partnership                                     66,000          (26,000)            1994    Completed     27.5 Years

Hereford Seniors
Community, Ltd.                                 89,000           (7,000)            1995    Completed       40 Years

Hickory Lane Associates, Ltd                    81,000          (13,000)            1995    Completed     27.5 Years

Honeysuckle Court
Associates, Ltd.                               191,000          (18,000)            1995    Completed     27.5 Years

Klimpel Manor, Ltd                             344,000          (85,000)            1994    Completed       40 Years

Lamesa Seniors
Community, Ltd.                                 84,000           (8,000)            1994    Completed       40 Years

Laredo Heights Apartments Ltd.                 166,000           (9,000)            1996    Completed       45 Years

Mountainview Apartments Limited
Partnership                                     90,000          (11,000)            1994    Completed       40 Years

Palestine Seniors
Community, Ltd.                                135,000           (1,000)             1994    Completed       40 Years

WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                   ----------------------------------------------------------------------------------
                                                         For the year ended December 31, 1998
                                   ----------------------------------------------------------------------------------
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

WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2

By:    WNC & Associates, Inc.       General Partner

By: /s/ Wilfred N. Cooper, Sr.
    --------------------------
Wilfred N. Cooper, Sr.,
Chairman and Chief Executive Officer of WNC & Associates, Inc.

Date: August 6, 2001


By: /s/ Thomas J. Riha
Thomas J. Riha
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: August 6, 2001



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/ Wilfred N. Cooper, Jr.
   --------------------------
Wilfred N. Cooper, Jr., President and Director of WNC & Associates, Inc.

Date: August 6, 2001


By: /s/ John B. Lester, Jr.
    -----------------------
John B. Lester, Jr., Director of WNC & Associates, Inc.

Date: August 6, 2001


By: /s/ David N. Shafer
    -------------------
David N Shafer, Director of WNC & Associates, Inc.

Date: August 6, 2001

                                 C O N T E N T S






INDEPENDENT AUDITOR'S REPORT ON
     THE FINANCIAL STATEMENTS................................................. 1


FINANCIAL STATEMENTS

     Balance sheets.......................................................   2-3
     Statements of income..................................................  4-7
     Statements of changes in partners' equity................................ 8
     Statements of cash flows...............................................9-10
     Notes to financial statements.........................................11-14

                          INDEPENDENT AUDITOR'S REPORT



To the Partners
Pioneer Street Associates
(A California Limited Partnership)
Visalia, California


I have audited the accompanying balance sheets of Pioneer Street Associates (A California Limited Partnership), as of December 31, 1999 and 1998, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Street Associates (A California Limited Partnership) as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                   /s/ Bernard E. Rea, CPA
                                       Bernard E. Rea, CPA


Stockton, California
March 30, 2000

                            PIONEER STREET ASSOCIATES
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                           December 31, 2000 and 1999


                 ASSETS                                              2000                        1999
                                                                     ----                        -----

CURRENT  ASSETS
     Cash                                                            $    87,783               $    85,496
     Real estate tax ans insurance                                         3,586                    13,444
     Prepaid expense                                                       5,158                     4,987
                                                                     -----------               -------------
                  Total current  ASSETS                              $    96,527               $   103,927
                                                                     -----------               -------------
RESTRICTED DEPOSITS AND FUNDED RESERVES
     Tenants' security deposits                                      $    40,805               $    39,399
     Replacement reserve                                                 166,527                   135,180
                                                                     -----------               -------------
                                                                     $   207,332               $   174,579
                                                                     -----------               -------------
PROPERTY AND EQUIPMENT, AT COST
     Land                                                            $   300,000               $   300,000
     Buildings                                                         3,608,910                 3,608,910
     Equipment                                                       $   178,017               $   178,017
                                                                     -----------               -------------
                                                                     $ 4,086,927               $ 4,086,927
Less accumulated depreciation                                            875,784                   728,662
                                                                     -----------               -------------
                                                                     $ 3,211,143               $ 3,358,265
                                                                     -----------               -------------
OTHER ASSETS
deferred change, less accumulated
 amortization of $16,487 and $13,403                                 $    49,363               $    52,447
                                                                     -----------               -------------
                                                                     $ 3,564,365               $ 3,689,218
                                                                     ===========               =============


                       See Notes to Financial Statements.

                            PIONEER STREET ASSOCIATES
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                           December 31, 2000 and 1999


                   LIABILITIES AND PARTNER                           2000                        1999
                                                                     ----                        -----

CURRENT LIABILITIES
     Current maturities of long-term debt                            $    23,655                $   22,374
     Accounts payable                                                     13,192                     3,580
     Bank overdraft                                                          - -                       - -
     Accrued interest                                                     12,680                       - -
     Accrued reporting fee                                                 4,000                     2,000
     Accrued property taxes                                                  - -                        -
                                                                     -----------                 ----------
              Total current liabilities                              $    53,527                $   27,954
                                                                     -----------                 ---------

DEPOSIT AND PREPAYMENT LIABILITIES
     Tenants' security deposits                                      $    35,250                $   35,250
     Prepaid rents                                                           - -                       - -
                                                                     -----------                 ---------
                                                                     $    35,250                $   35,250
                                                                     -----------                 ---------
LONG-TERM DEBT
     Mortgage payable, less current maturities                       $ 1,838,754                $1,860,474
                                                                     -----------                ----------
COMMITMENT

PARTNERS' EQUITY                                                     $ 1,636,834                $ 1,765,540
                                                                     -----------                ------------
                                                                     $ 3,564,365                $ 3,689,218
                                                                     ===========                ============



                       See Notes to Financial Statements.

                            PIONEER STREET ASSOCIATES
                       (A California Limited Partnership)

                              STATEMENTS OF INCOME
                     Years Ended December 31, 2000 and 1999

                                                                    2000                        1999
                                                                   ------                      ------
RENTAL INCOME
     Apartments                                                       $  519,492                  $  519,492
     Tenant assistance payments                                              - -                         - -
     Furniture and equipment                                                 - -                         - -
     Commercial                                                             - -                          - -
     Parking spaces                                                          - -                         - -
     Subsidy income                                                          - -                         - -
     Miscellaneous                                                           - -                         - -
                                                                     -----------                  -----------
         Sub-total potential rent revenue                             $  519,492                  $  519,492
                                                                     -----------                  -----------
VACANCIES
     Apartments                                                      $  (28,535)                  $  (37,696)
     Commercial                                                              - -                         - -
     Parking spaces                                                          - -                         - -
     Miscellaneous                                                           - -                         - -
                                                                      ----------                  -----------
         Sub-total vacancies                                         $  (28,535)                  $  (37,696)
                                                                     -----------                  -----------
             Net rental revenue                                       $  490,957                  $  481,796
                                                                     -----------                  -----------
FINANCIAL REVENUE
     Interest Income - project operations                             $    2,038                  $    1,346
     Income from investments - replacement reserve                         7,227                       5,029
     Income from investments - operating reserve                             - -                         - -
     Income from investments - miscellaneous                                 - -                         - -
                                                                      ----------                  -----------
Sub-total financial revenue                                           $    9,265                  $    6,375
                                                                      ----------                  -----------
OTHER REVENUE
     Laundry and vending                                              $   12,438                  $   10,555
     NSF and late charges                                                    - -                         - -
     Damage and cleaning fees                                                - -                         329
     Forfeited tenant security deposits                                    5,981                      11,443
     Other revenue                                                        10,464                      14,646
                                                                       ---------                  -----------
  Sub-total other revenue                                             $   28,883                  $   36,973
                                                                      ----------                  -----------
    Total revenues                                                    $  529,105                  $  525,144
                                                                      ==========                  ===========

                      See Notes to Financial Statements.

                           PIONEER STREET ASSOCIATES

                       (A California Limited Partnership)

                        STATEMENTS OF INCOME (CONTINUED)
                     Years Ended December 31, 2000 and 1999

                                                                  2000                         1999
                                                                  -----                        -----
OPERATING EXPENSES

     Renting expenses
         Advertising                                                   $      27                   $     - -
         Miscellaneous renting expenses                                   20,282                      13,942
                                                                       ---------                   ----------
             Sub-total renting expenses                                $  20,309                   $  13,942
                                                                       ---------                   ----------
     Administrative expenses
         Office salaries                                               $     - -                   $     - -
         Office supplies                                                   1,132                       1,117
         Office rent                                                         - -                         - -
         Management fee                                                   40,920                      38,201
         Manager's salary                                                 22,138                      21,536
         Legal expense                                                       429                       6,900
         Audit expense                                                     3,565                       3,475
         Bookkeeping / accounting services                                   - -                         - -
         Telephone and answering service                                     722                         796
         Bad debts                                                           - -                         - -
         Miscellaneous administrative expenses                                28                         - -
                                                                       ---------                   ----------
             Sub-total administrative expenses                         $  68,934                   $  72,025
                                                                       ---------                   ----------
     Utilities expense
         Fuel oil / coal                                               $     - -                   $     - -
         Electricity                                                       9,295                       8,044
         Water                                                            11,886                      11,542
         Gas                                                                 - -                         - -
         Sewer                                                             2,554                       3,830
                                                                       ---------                   ----------
             Sub-total utilities expense                               $  23,735                   $  23,416
                                                                       =========                   ==========

                       See Notes to Financial Statements.

                            PIONEER STREET ASSOCIATES
                       (A California Limited Partnership)

                        STATEMENTS OF INCOME (CONTINUED)
                     Years Ended December 31, 2000 and 1999

                                                                2000                        1999
                                                                -----                      ------
Operating and maintenance expense
         Janitor and cleaning payroll                                 $      - -                  $      - -
         Janitor and cleaning supplies                                       - -                         - -
         Janitor and cleaning contract                                       - -                         - -
         Exterminating payroll / contract                                    - -                         - -
         Exterminating supplies                                              - -                         - -
         Garbage and trash removal                                        16,459                      15,959
         Security payroll / contract                                         - -                         - -
         Grounds payroll                                                     - -                         - -
         Grounds supplies                                                    - -                         - -
         Grounds contract                                                 22,588                      14,200
         Repairs payroll                                                  28,924                      29,264
         Repairs material                                                 18,131                      13,196
         Repairs contract                                                 33,060                      18,133
         Elevator maintenance / contract                                     - -                         - -
         Heating / cooling repairs and maintenance                           - -                         - -
         Swim pool maintenance / contract                                    - -                         - -
         Snow removal                                                        - -                         - -
         Decorating payroll / contract                                       - -                         - -
         Decorating supplies                                               2,052                       1,633
         Vehicle and maintenance equipment o & r                             - -                         - -
         Miscellaneous operating and maint. expenses                       8,516                         949
                                                                      ----------                  -----------
             Sub-total operating & maint. expense                     $  129,730                  $   93,334
                                                                      ----------                  -----------
     Taxes and insurance
         Real estate taxes                                            $   37,321                  $   46,488
         Payroll taxes                                                     4,772                       4,875
         Miscellaneous taxes, licenses, and permits                          205                         175
         Property and liability insurance                                  6,018                       6,663
         Fidelity bond insurance                                             - -                         - -
         Workman's compensation                                            5,237                       3,652
         Health insurance and other employee benefits                      4,541                       4,180
         Other insurance                                                     - -                         - -
                                                                       ---------                  -----------
             Sub-total taxes & insurance                              $   58,094                  $   66,033
                                                                       ---------                  -----------
                    Total operating expenses                          $  300,802                  $  268,750
                                                                      ==========                  ===========

                       See Notes to Financial Statements.

                            PIONEER STREET ASSOCIATES
                       (A California Limited Partnership)

                        STATEMENTS OF INCOME (CONTINUED)
                     Years Ended December 31, 2000 and 1999

                                                                2000                        1999
                                                                ----                        -----
OTHER EXPENSES
     Interest expense - mortgage                                      $  153,003                   $ 154,753
     Interest expense - notes                                                - -                         - -
     Miscellaneous financial expense                                         - -                         - -
     Depreciation and amortization                                       150,206                     150,207
     Limited partnership tax                                                 800                         800
     Non project expenses                                                  4,000                       5,000
                                                                      ----------                   ----------
         Sub-total other expenses                                     $  308,009                   $ 310,760
                                                                      ----------                   ----------
                    Total expenses                                    $  608,811                   $ 579,510
                                                                      ----------                   ----------
                    Net income (loss)                                 $  (79,706)                  $ (54,366)
                                                                      ===========                  ==========

                       See Notes to Financial Statements.

                            PIONEER STREET ASSOCIATES
                       (A California Limited Partnership)

                         STATEMENTS OF PARTNERS' EQUITY
                     Years Ended December 31, 2000 and 1999

                                                                                 General                     Limited
                                                      Total                      Partners                    Partner
                                                      -------                    --------                    --------
Partners' equity
     December 31, 1998                                $ 1,832,905                 $ (152,113)                $ 1,985,018

Partners' capital
     contributions                                            - -                        - -                         - -

Partners' capital
     distributions                                         12,999)                   (12,999)                        - -

Net income (loss)                                         (54,366)                      (544)                    (53,822)
                                                      ------------                -----------                ------------
Partners' equity
     December 31, 1999                                $ 1,765,540                 $ (165,656)                $ 1,931,196

Partners' capital
     contributions                                            - -                         - -                         - -

Partners' capital
     distributions                                        (49,000)                   (49,000)                         - -

Net income (loss)                                         (79,706)                      (797)                    (78,909)
                                                      ------------                -----------                ------------
Partners' equity
     December 31, 2000                                $ 1,636,834                 $ (215,453)                $ 1,852,287
                                                      ============                ===========                ============
Percentage at
     December 31, 2000                                       100%                          1%                         99%
                                                       ============               =============              =============

                       See Notes to Financial Statements.

                           PIONEER STREET ASSOCIATES
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2000 and 1999


                                                                2000                        1999
                                                                -----                      ------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                $  (79,706)                 $ (54,366)
     Adjustments to reconcile net income
      (loss) to net cash provided by
       (used in) operating activities:
         Depreciation and amortization                                   150,206                    150,207
         Change in assets and liabilities:
          Decrease (increase) in:
             Rents receivable                                                - -                        - -
             Prepaid expenses                                               (171)                       679
             Tenants' security deposits                                   (1,406)                      (894)
             Tax and insurance impounds                                    9,858                       (312)
          Increase (decrease) in:
             Accounts payable                                              9,612                     (4,162)
             Bank overdraft                                                  - -                         - -
             Accrued reporting fee                                         2,000                     (1,000)
             Accrued interest                                             12,680                         - -
             Prepaid rents                                                   - -                         - -
             Tenants' security deposits                                      - -                         - -
             Net cash provided by (used in)                           ----------                  ----------
             operating activities                                     $  103,073                  $  90,152
                                                                      ----------                  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Funding of replacement reserve                                   $  (31,347)                 $ (35,319)
     Withdrawals from replacement reserve                                    - -                         - -
     Acquisition of property and equipment                                   - -                         - -
                 Net cash provided by (used in)
                                                                      ----------                  ----------
                     investing activities                             $  (31,347)                 $ (35,319)
                                                                      ----------                  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Partner contributions                                            $      - -                  $     - -
     Partner distributions                                               (49,000)                   (12,999)
     Principal payments on long-term debt                                (20,439)                   (20,624)
                                                                      ----------                  ----------
             Net cash provided by (used in)
                     financing activities                             $  (69,439)                 $ (33,623)
                                                                      ==========                  ==========

                       See Notes to Financial Statements.

                            PIONEER STREET ASSOCIATES
                       (A California Limited Partnership)

                      STATEMENTS OF CASH FLOWS (CONTINUED)
                     Years Ended December 31, 2000 and 1999


                                                                2000                        1999
                                                                ----                        ----

                 Increase (decrease) in cash and
                     cash equivalents                                 $    2,287                  $  21,210

Cash and cash equivalents
     Beginning                                                            85,496                     64,286
                                                                      ----------                  ----------
     Ending                                                           $   87,783                  $  85,496
                                                                      ----------                  ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION
         Cash paid during the year for interest, net
             of capitalized interest                                  $  153,003                  $ 154,753
                                                                      ==========                  ==========

                       See Notes to Financial Statements.
                                     - 10 -

                            PIONEER STREET ASSOCIATES
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the Partnership's significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

     Capitalization and Depreciation
     -------------------------------
     Land, buildings and improvements are recorded at cost. Depreciation of buildings and equipment is computed principally using the Modified Accelerated Cost Recovery System which approximates straight-line for buildings and double-declining balance for equipment over the following estimated useful lives:

                                                                      Years
                                                                      -----

                     Buildings                                         27.5
                     Equipment                                          7

     Improvements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Upon disposal of depreciable property, the appropriate property accounts are reduced by the related costs and accumulated depreciation. The resulting gains and losses are reflected in the statement of operations.

     Cash and cash equivalents
     -------------------------
     For purposes of reporting the statements of cash flows, the Partnership includes all cash accounts which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents on the accompanying balance sheet.

     Amortization
     ------------
     Deferred charges are amortized over the following estimated useful lives using the straight-line method:

                                                         Years
                                                         -----
                     Deferred debt expense                  30
                     Tax credit monitoring fee              15


      Income Taxes
      ------------
     No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

NOTES TO FINANCIAL STATEMENTS




Note 1 - Summary of Significant Accounting Policies (continued)

      Estimates
      ---------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.

     Personal Assets and Liabilities
     -------------------------------
     In accordance with the generally accepted method of presenting partnership financial statements, the financial statements do not include the personal assets and liabilities of the partners, including their obligation for income taxes on their distributive shares of the net income of the Partnership, nor any provision for income tax expense.


NOTE 2 - ORGANIZATION

     Pioneer Street Associates is a California Limited Partnership which was formed in February 1994, to develop, construct, own, maintain and operate a 112-unit multi-family apartment complex known as Foothill Vista Apartments and is located in the city of Bakersfield, California. The major activities of the Partnership are governed by the Partnership Agreement and Loan Agreement with the California Community Reinvestment Corporation (CCRC), a California nonprofit public benefit corporation. Under the Loan Agreement, the Partnership is required to provide low cost housing to moderate or low-income households.

     The Partnership has three general partners and one investing limited partner. Partnership transactions with the general partners are described in other notes to this financial statement.


NOTE 3 - Deferred charges

     Deferred charges as of December 31, 2000 and 1999, consists of the following:


                                              2000         1999
                                              ----         -----

    Deferred debt expense                $  39,200       $  39,200
    Tax credit monitoring fee               26,650          26,650
                                         ---------       ------------
                                         $  65,850       $  65,850
                                         =========       ============

   Less accumulated amortization            16,487          13,403
                                         ---------       ------------
                                         $  49,363       $  52,447

                                         =========       ===========

NOTES TO FINANCIAL STATEMENTS




Note 4 - Restricted deposits and Funded reserves

     In accordance with the Partnership and the CCRC Replacement Reserve Agreements, the Partnership is required to maintain a replacement reserve account. The account is to be funded annually in the amount of $28,000 until the aggregate balance of the account reaches $182,000.


Note 5 - Long-Term Debt

     Long-Term debt consisted of a permanent loan with CCRC in face amount of $1,960,000.

     Under the terms of the 30-year Promissory Note with CCRC, the loan provides for an initial interest rate of 8.17% and monthly payments of $14,614.74 commencing on November 1, 1995, and continuing through September 2025. The interest rate and monthly payment will be adjusted at year eleven (11) and year Twenty-one (21), at which time the interest rate will be adjusted based on the Current Index plus 2.75% and the payment will be adjusted and determined by the amount of the monthly payment that would be sufficient to repay the note within 360 months of the initial payment date. As of December 31, 1999 the current interest, rate and minimum monthly payment due is 8.17% and $14,617.74, respectively.

     The apartment complex is pledged as collateral for the mortgage and is secured by deeds of trust, assignment of rents, security agreements and fixture filings against the property.

     Aggregate maturities of Long-term debt for the next five years are as follows:

                  December 31, 2001               $    23,655
                               2002                    26,114
                               2003                    28,329
                               2004                    30,733
                               2005                    33,340
                         Thereafter                 1,720,238
                                                  ------------
                              TOTAL               $ 1,862,409
                                                  =============

NOTE 6 - TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

     Annual reporting Fee
     --------------------
     An annual reporting fee of $2,000 is payable to the limited partner, WNC California Housing Tax Credit Fund IV, L.P. Series 2, an investor limited partner which holds a 99% interest in the partnership, for services to be rendered for accounting matters relating to preparation of tax returns and other reports required.

     Annual PARTNERSHIP administrative Fee
     -------------------------------------
     An annual partnership administrative fee of $2,000 is payable to the general partners, for their services to be rendered in connection with the administration of the day to day business of the Partnership.

NOTES TO FINANCIAL STATEMENTS




NOTE 6 - TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES (continued)


       Management Fee
       --------------

       In accordance with the management agreement, the Partnership paid Tetra Property Management Company, affiliates of one of the general partners, a management fee during 2000 in the amount of 40,920, for services rendered in connection with the leasing and operation of the project. The fee for its services is approximately 8% of the project's rental income.

NOTE   7 - concentration of credit risk

       The Partnership maintains cash and cash equivalents at two financial institutions located in California. The accounts are insured by the Federal Deposit Insurance Corporation up to $100,000 per financial institution. At December 31, 1999, the Partnership' uninsured cash balances totaled $82,212

Note 8 - Commitment

       The Partnership entered into a Regulatory Agreement with the Tax Credit Allocation Committee (TCAC), established under Section 50185 of the Health and Safety Code of the State of California. Under this Agreement, the Partnership shall maintain the project as a Qualified Low-income Housing Project for a period of 55 consecutive taxable years beginning with 1995, the first taxable year of the Credit Period. In exchange for this agreement, TCAC has authorized an allocation relating to the low-income housing credit under the provisions of Section 42 of the Internal Revenue Code.


Note 9 - Current VULNERABILITY due to certain concentrations

       The  Partnership's   sole  asset  is  Foothill  Vista   Apartments.   The
       Partnership's operations are concentrated in the multifamily real estate market.