Form 10-Q
period 2001-06-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 2001-08-24
CIK 913497

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

Yes           No     X
    ---------    ----------

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                       For the Quarter Ended June 30, 2001




PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements
              Balance Sheets
                      June 30, 2001 and March 31, 2001........................3

              Statements of Operations
                      For the three months ended June 30, 2001 and 2000.......4

              Statement of Partners' Equity (Deficit)
                      For the three months ended June 30, 2001................5

              Statements of Cash Flows
                      For the three months ended June 30, 2001 and 2000.......6

              Notes to Financial Statements...................................7

     Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations............15

     Item 3.  Quantitative and Qualitative Disclosures About Market Risks....17


PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings .............................................17

     Item 6.  Exhibits and Reports on Form 8-K ..............................17

     Signatures .............................................................18

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                                 BALANCE SHEETS




                                                                   June 30, 2001                   March 31, 2001
                                                              ------------------------          --------------------
                                                                    (unaudited)
ASSETS

Cash and cash equivalents                                   $                 86,403          $             84,147
Investments in limited partnerships, net (Note 3)                          7,252,858                     7,432,933
Other assets                                                                     998                           998
                                                              ------------------------          --------------------

                                                            $              7,340,259          $          7,518,078
                                                              ========================          ====================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Liabilities:
   Accrued expenses                                         $                 46,476          $             48,569
   Accrued fees and expenses due to General Partner
      and affiliates (Note 4)                                                125,289                       107,278
                                                              ------------------------          --------------------

Total liabilities                                                            171,765                       155,847
                                                              ------------------------          --------------------

Commitments and Contingencies (Note 6)

Partners' equity (deficit):
   General Partner                                                           (80,627)                      (78,690)
   Limited Partners (20,000 units authorized,
     15,600 units issued and outstanding)                                  7,249,121                     7,440,921
                                                                                                --------------------
                                                              ------------------------
Total partners' equity                                                     7,168,494                     7,362,231
                                                              ------------------------          --------------------

                                                            $              7,340,259          $          7,518,078
                                                              ========================          ====================


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2001 and 2000
                                   (unaudited)

                                                  2001                                 2000
                                                 Three                                Three
                                                 Months                               Months
                                         -----------------------              -----------------------

Interest income                        $                   806              $                 2,361
                                         -----------------------              -----------------------

Operating expenses:
   Amortization (Note 3)                                 9,483                               10,234
   Asset management fees (Note 4)                       11,000                               11,000
   Legal & accounting                                    1,704                                7,097
   Other                                                 4,014                               13,907
                                         -----------------------              -----------------------

      Total operating expenses                          26,201                               42,238
                                         -----------------------              -----------------------

Loss from operations                                  (25,395)                             (39,877)

Equity in losses of
   limited partnerships (Note 3)                      (168,342)                            (186,437)
                                         -----------------------              -----------------------

Net loss                               $              (193,737)             $              (226,314)
                                         =======================              =======================

Net loss allocated to:
   General Partner                     $                (1,937)             $                (2,263)
                                         =======================              =======================

   Limited Partners                    $              (191,800)             $              (224,051)
                                         =======================              =======================

Net loss per weighted limited
  partner unit                         $                   (12)             $                   (14)
                                         =======================              =======================

Outstanding weighted limited
  partner units                                         15,600                               15,600
                                         =======================              =======================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                    For the Three months Ended June 30, 2001
                                   (unaudited)

                                                             General              Limited
                                                             Partner              Partners             Total
                                                         ----------------      ---------------    ----------------

Partners' equity (deficit) at March 31, 2001           $        (78,690)     $    7,440,921     $      7,362,231

Net loss                                                         (1,937)            (191,800)           (193,737)
                                                         ----------------      ---------------    ----------------

Partners' equity (deficit) at June 30, 2001            $        (80,627)     $    7,249,121     $      7,168,494
                                                         ================      ===============    ================








                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2001 and 2000
                                   (unaudited)

                                                                           2001                  2000
                                                                     -----------------     -----------------
Cash flows from operating activities:
   Net loss                                                        $        (193,737)    $        (226,314)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
          Amortization                                                         9,483                10,234
          Equity in losses of limited partnerships                           168,342               186,437
          Change in accrued expenses                                          (2,093)                    -
          Change in accrued fees and expenses due
            to General Partner and affiliates                                 18,011                 4,311
                                                                     -----------------     -----------------
     Net cash provided by (used in) operating activities                           6                (25,332)
                                                                     -----------------     -----------------

Cash flows from investing activities:
     Distributions from limited partnerships                                   2,250                     -
                                                                     -----------------     -----------------
     Net cash provided by investing activities:                                2,250                     -
                                                                     -----------------     -----------------

Net increase (decrease) in cash and cash equivalents                           2,256               (25,332)

Cash and cash equivalents, beginning of period                                84,147               180,133
                                                                     -----------------     -----------------

Cash and cash equivalents, end of period                           $          86,403     $         154,801
                                                                     =================     =================


SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW INFORMATION:

  Taxes paid                                                       $             800     $             800
                                                                     ================      =================




                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                              For the Quarter Ended
                                  June 30, 2001
                                   (unaudited)




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under
Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and three months ended June 30, 2001 is not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2001.

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

The Partnership shall continue in full force and effect until December 31, 2050 unless terminated prior to that date pursuant to the partnership agreement or law.

The Partnership Agreement authorized the sale of 20,000 units at $1,000 per unit ("Units"). The offering of Units concluded in July 1995 at which time 15,600 Units representing subscriptions, net of discounts for volume purchases of more than 100 units, in the amount of $15,241,000 had been accepted. The General Partner has 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              For the Quarter Ended
                                  June 30, 2001
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Risks and Uncertainties

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the low income housing credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low-income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters, which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General
Partners, there can be no assurance that the anticipated low income housing credits will be available to Limited Partners.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              For the Quarter Ended
                                  June 30, 2001
                                   (unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Offering Expenses (continued)

Offering expenses are reflected as a reduction of partners' capital and amounted to $970,717 as of June 30, 2001 and March 31, 2001.

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

Cash and Cash Equivalents

The Partnership considers highly liquid investments with maturity of three months or less when purchased to be cash equivalents. As of June 30, 2001 and March 31, 2001, the Partnership had no cash equivalents.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              For the Quarter Ended
                                  June 30, 2001
                                   (unaudited)



NOTE 2 -  UNCERTAINTY  WITH  RESPECT TO  INVESTMENTS  IN BROKEN BOW AND  SIDNEY:
          IMPAIRMENT OF INVESTMENTS

The Partnership has two investments accounted for under the equity method, consisting of 99% limited partnership interests in each of Broken Bow Apartments I, Limited Partnership ("Broken Bow") and Sidney Apartments I, Limited Partnership ("Sidney").

The independent auditors engaged to perform the audits of Broken Bow and Sidney's financial statements as of and for the year ended December 31, 1999, were unable to form an opinion on those financial statements. This was due to the inability to obtain from the former local general partner certain general ledger information for a period of approximately three months and reliable confirmations of advances to/notes receivable from the former local general partner. Further, the independent auditors were unable to obtain management representation letters from the former property management company, which is an affiliate of the former local general partner. As of August 15, 2001, the Partnership has not obtained audited financial statements for Broken Bow and Sidney as of and for the year ended December 31, 2000. As a result, the Partnership has not included the financial information of Broken Bow and Sidney in the combined condensed financial statements presented in Note 3 to the financial statements. The combined condensed financial information presented in
Note 3 for prior periods has been restated to exclude the accounts of Broken Bow and Sidney. The Partnership has reflected equity in the net losses of Broken Bow and Sidney totaling $(156,823) ($(10.05) per limited partner unit) for the year ended March 31, 2000, based on nine months of reported results provided by Broken Bow and Sidney and on three months of results estimated by Associates. Such estimates may be materially misstated due to the lack corroborative financial information. During the year ended March 31, 2000, the Partnership advanced $120,906 in cash to Broken Bow and Sidney for operating expenses, including legal fees relating to certain litigation involving these and other properties as outlined in Note 6.

As a result of the foregoing, WNC performed an evaluation of the Partnership's remaining investment balances in Broken Bow and Sidney, including the cash advances noted above and other anticipated costs. It was determined that an impairment adjustment was necessary and an impairment loss of $766,559 had been recognized for the year ended March 31, 2000. This impairment loss includes $558,688 in remaining net book value of the Partnership's investments in Broken Bow and Sidney, the $120,906 and $30,753 of cash advances, a $37,670 accrual for anticipated legal costs, and $18,542 of estimated accounting and other related costs. No additional legal fees for Broken Bow and Sidney were incurred during the three months ended June 30, 2001.

During 2001, Broken Bow and Sidney continued to experience negative cash flows from operations. All mortgages were suspended under a written agreement with the lender which expired in May 2001 and no payments have been made since August 2000.

WNC is currently attempting to sell the Broken Bow and Sidney properties. WNC may not be successful in tis efforts to sell. The lender has sent notifications of default on the loans.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              For the Quarter Ended
                                  June 30, 2001
                                   (unaudited)

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero would be recognized as income.

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                  For the Three Months       For the Year Ended
                                                                          Ended
                                                                      June 30, 2001            March 31, 2001
                                                                  ----------------------     -------------------

   Investments in limited partnerships, beginning of period     $            7,432,933     $         8,311,454
   Distributions received from limited partnerships                             (2,250)                 (5,949)
   Equity in losses of limited partnerships                                   (168,342)               (831,638)
   Amortization of capitalized acquisition fees and costs                       (9,483)                (40,934)
                                                                  ----------------------     -------------------
   Investments in limited partnerships, end of period           $            7,252,858     $         7,432,933
                                                                  ======================     ===================

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              For the Quarter Ended
                                  June 30, 2001
                                   (unaudited)



NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30, 2001 and 2000 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested are as follows: (Combined condensed financial information for Broken Bow and Sidney have been excluded from the presentations below. See Note 2 for further discussion):

                                     COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                        2001                        2000
                                                                 --------------------         ------------------

      Revenues                                                 $            958,000         $          942,000
                                                                 --------------------         ------------------

      Expenses:
         Interest expense                                                   284,000                    289,000
         Depreciation & amortization                                        322,000                    309,000
         Operating expenses                                                 567,000                    541,000
                                                                 --------------------         ------------------
             Total expenses                                               1,173,000                  1,139,000
                                                                 --------------------         ------------------


      Net loss                                                 $           (215,000)        $         (197,000)
                                                                 ====================         ==================

      Net loss allocable to the Partnership                    $           (212,000)        $         (186,000)
                                                                 ====================         ==================

      Net loss recorded by the Partnership                     $           (168,000)        $         (186,000)
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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              For the Quarter Ended
                                  June 30, 2001
                                   (unaudited)



NOTE 4 - RELATED PARTY TRANSACTIONS

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee of the greater of (i) $2,000 per multi-family housing complex or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on changes in the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnerships and the Partnership's allocable share of the amount of indebtedness related to the Housing Complexes. Asset Management fees of $11,000 were incurred during each of the three months ended June 30, 2001 and 2000, respectively. The Partnership paid the General Partner or its affiliates $0 of those fees during each of the three months ended June 30, 2001 and 2000.

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

The accrued fees and expenses due to General Partner and affiliates consist of the following:


                                                                        June 30, 2001             March 31, 2001
                                                                     --------------------       --------------------
 Reimbursement for expenses paid by the General
  Partner or an affiliate                                          $               8,130      $               1,119

Asset management fee payable                                                     117,159                    106,159
                                                                     --------------------       --------------------

Total                                                              $             125,289      $             107,278
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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

During 2000, WNC identified a potential problem with a developer who, at the time, was the local general partner in six Local Limited Partnerships. The Partnership has a 99% limited partnership interest in two of those six Local Limited Partnerships. Those investments are Broken Bow Apartments I, Limited Partnership, and Sidney Apartments I, Limited Partnership. All of the properties continue to experience operating deficits. The local general

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              For the Quarter Ended
                                  June 30, 2001
                                   (unaudited)


NOTE 6 - COMMITMENTS AND CONTINGENCIES, continued

partner ceased funding the operating deficits, which placed the Local Limited Partnerships in jeopardy of foreclosure. Consequently, WNC voted to remove the local general partner and the management company from the Local Limited Partnerships. After the local general partner contested its removal, WNC commenced legal action on behalf of the Local Limited Partnerships and was successful in getting a receiver appointed to manage the Local Limited Partnerships and an unaffiliated entity appointed as property manager. WNC was subsequently successful in attaining a summary judgment to confirm the removal of the local general partner, the receiver was discharged and WNC now controls all six of the Local Limited Partnerships.

The six Local Limited Partnerships (hereinafter referred to as "Defendants") were defendants in a separate lawsuit. The lawsuit was filed by eight other partnerships in which the local general partner of the Local Limited Partnerships is or was involved (the "Plaintiffs"). The Plaintiffs allege that the local general partner accepted funds from the Plaintiffs and improperly loaned these funds to the Defendants. In July 2001, a tentative settlement as yet not executed was reached with respect to this lawsuit for the aggregate amount of $35,000. The Partnership's allocated share of $11,700 has been accrued in full at March 31, 2001 and June 30, 2001.

The Partnership currently has insufficient working capital to fund its operations. WNC and Associates, Inc., the general partner of the General Partner of the Partnership, has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through at least July 1, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

With the exception of the discussion regarding historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-Q contain forward-looking statements. Such statements are based on current expectations subject to uncertainties and other factors, which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events, which may not prove to be accurate.

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

Subsequent written and oral forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this filing.

The following discussion and analysis compares the results of operations for the three months ended June 30, 2001 and 2000, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2001 consisted primarily of $86,000 in cash and aggregate investments in the twenty-two Local Limited Partnerships of $7,253,000. Liabilities at June 30, 2001 primarily consisted of $46,000 in accrued expenses and $125,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000. The Partnership's net loss for the three months ended June 30, 2001 was $(194,000) reflecting a decrease of $32,000 from the $(226,000) net loss experienced for the three months ended June 30, 2000. The decrease in net loss is primarily due to equity in losses of limited partnerships which decreased by $18,000 to $(168,000), for the three months ended June 30, 2001 from $(186,000)
for the three months ended June 30, 2000. The decrease in net loss of $18,000 was primarily due to certain Local Limited Partnerships that ceased recording losses due to reaching a zero balance. Along with the decrease in equity in losses of limited partnerships, there was a decrease in loss from operations of $15,000 for the three months ended June 30, 2001, to $(25,000) from $(40,000)
for the three months ended June 30, 2000. The $15,000 decrease was primarily due to legal expenses, which were in advance accrued expenses at June 30, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Cash Flows

Three months Ended June 30, 2001 Compared to Three months Ended June 30, 2000. Net cash used during the three months ended June 30, 2001 was $2,000 compared to net cash used during the three months ended June 30, 2000 of $(25,000). The $27,000 decrease was due primarily to a decrease in cash used for operating activities.

During the three months ended June 30, 2001, accrued payables, which consist primarily of asset management fees due to the General Partner, decreased by $16,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. WNC and Associates, Inc., the general partner of the Partnership, has agreed to continue providing advances sufficient to fund the operations and working capital requirements of the Partnership through at least July 1, 2002.

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

Date:  August 21, 2001





By:   /s/ Thomas J. Riha
Thomas J. Riha, Vice President - Chief Financial Officer
                                 of WNC & Associates, Inc.

Date:  August 21, 2001