Form 10-Q
period 2001-09-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 2001-11-19
CIK 913497

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number: 0-20057


                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2.

             California                          33-0563307
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

                               INDEX TO FORM 10-Q

              For the Three and Six Months Ended September 30, 2001




PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

         Balance Sheets
              September 30, 2001 and March 31, 2001............................3

         Statements of Operations
              For the three and six months ended September 30, 2001 and 2000...4

         Statement of Partners' Equity (Deficit)
              For the six months ended September 30, 2001......................5

         Statements of Cash Flows
              For the six months ended September 30, 2001 and 2000.............6

         Notes to Financial Statements.........................................7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations...................15

     Item 3.  Quantitative and Qualitative Disclosures About Market Risks.....17


PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings...............................................17

     Item 6.  Exhibits and Reports on Form 8-K................................17

     Signatures...............................................................18

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                                 BALANCE SHEETS




                                                                 September 30, 2001                March 31, 2001
                                                              ------------------------          --------------------
                                                                    (unaudited)
ASSETS

Cash and cash equivalents                                   $                 74,078          $             84,147
Investments in limited partnerships, net (Note 3)                          7,043,652                     7,432,933
Other assets                                                                     998                           998
                                                              ------------------------          --------------------
                                                            $              7,118,728          $          7,518,078
                                                              ========================          ====================

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Liabilities:
   Accrued expenses                                         $                 35,755          $             48,569
   Accrued fees and expenses due to General Partner
      and affiliates (Note 4)                                                141,626                       107,278
                                                              ------------------------          --------------------
Total liabilities                                                            177,381                       155,847
                                                              ------------------------          --------------------

Commitments and Contingencies (Note 6)

Partners' equity (deficit):
   General Partner                                                           (82,899)                      (78,690)
   Limited Partners (20,000 units authorized,
     15,600 units issued and outstanding)                                  7,024,246                     7,440,921
                                                                                               --------------------
                                                              ------------------------
Total partners' equity                                                     6,941,347                     7,362,231
                                                              ------------------------          --------------------
                                                            $              7,118,728          $          7,518,078
                                                              ========================          ====================


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2001 and 2000
                                   (unaudited)


                                                           2001                                       2000
                                         -----------------------------------------    -------------------------------------
                                               Three                  Six                  Three                 Six
                                              Months                 Months               Months               Months
                                         ------------------    -------------------    ----------------     ----------------

Interest income                        $              646    $             1,452    $          1,879     $          4,240
                                         ------------------    -------------------    ----------------     ----------------

Operating expenses:
   Amortization (Note 3)                            9,483                 18,966              10,234               20,468
   Asset management fees (Note 4)                  11,000                 22,000              11,000               22,000
   Legal & accounting                               5,426                  7,130              13,270               20,368
   Other                                            2,161                  6,175              21,447               35,353
                                         ------------------    -------------------    ----------------     ----------------

      Total operating expenses                     28,070                 54,271              55,951               98,189
                                         ------------------    -------------------    ----------------     ----------------

Loss from operations                              (27,424)               (52,819)            (54,072)             (93,949)

Equity in losses of
   limited partnerships (Note 3)                 (199,723)              (368,065)           (186,437)            (372,874)
                                         ------------------    -------------------    ----------------     ----------------

Net loss                               $         (227,147)   $          (420,884)   $       (240,509)    $       (466,823)
                                         ==================    ===================    ================     ================

Net loss allocated to:
   General Partner                     $           (2,272)   $            (4,209)   $         (2,405)    $         (4,668)
                                         ==================    ===================    ================     ================

   Limited Partners                    $         (224,875)   $          (416,675)   $       (238,104)    $       (462,155)
                                         ==================    ===================    ================     ================

Net loss per weighted limited
  partner unit                         $              (15)   $               (27)   $            (15)    $            (30)
                                         ==================    ===================    ================     ================

Outstanding weighted limited
  partner units                                    15,600                 15,600              15,600               15,600
                                         ==================    ===================    ================     ================


                 See accompanying notes to financial statements


                 See accompanying notes to financial statements
                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Six months Ended September 30, 2001
                                   (unaudited)



                                                             General              Limited
                                                             Partner              Partners             Total
                                                         ----------------      ---------------    ----------------

Partners' equity (deficit) at March 31, 2001           $        (78,690)     $    7,440,921     $      7,362,231

Net loss                                                         (4,209)           (416,675)            (420,884)
                                                         ----------------      ---------------    ----------------

Partners' equity (deficit) at September 30, 2001       $        (82,899)     $    7,024,246     $      6,941,347
                                                         ================      ===============    ================



                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2001 and 2000
                                   (unaudited)

                                                                           2001                  2000
                                                                     -----------------     -----------------
Cash flows from operating activities:
   Net loss                                                        $        (420,884)    $        (466,823)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
          Amortization                                                        18,966                20,468
          Equity in losses of limited partnerships                           368,065               372,874
          Change in accrued expenses                                         (12,814)                    -
          Change in accrued fees and expenses due to

              General Partner and affiliates                                  34,348                20,621
                                                                     -----------------     -----------------
     Net cash used in operating activities                                   (12,319)              (52,860)
                                                                     -----------------     -----------------

Cash flows from investing activities:
     Distributions from limited partnerships                                   2,250                     -
                                                                     -----------------     -----------------
     Net cash provided by investing activities:                                2,250                     -
                                                                     -----------------     -----------------

Net decrease in cash and cash equivalents                                    (10,069)              (52,860)

Cash and cash equivalents, beginning of period                                84,147               180,133
                                                                     -----------------     -----------------

Cash and cash equivalents, end of period                           $          74,078     $         127,273
                                                                     =================     =================


SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW INFORMATION:

  Taxes paid                                                       $             800     $             800
                                                                     ================      =================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Three and Six Months Ended
                               September 30, 2001
                                   (unaudited)




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
General
-------
The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under
Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principle for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2001 is not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2001.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Six Months Ended
                               September 30, 2001
                                   (unaudited)

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Six Months Ended
                               September 30, 2001
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
Offering Expenses (continued)
-----------------------------
Offering expenses are reflected as a reduction of partners' capital and amounted to $970,717 as of September 30, 2001 and March 31, 2001.

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

Cash and Cash Equivalents
-------------------------
The Partnership considers highly liquid investments with maturity of three months or less when purchased to be cash equivalents. As of September 30, 2001 and March 31, 2001, the Partnership had no cash equivalents.

Net Loss Per Limited Partner Unit
---------------------------------
Net loss per limited partner unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per unit includes no dilution and is computed by dividing loss available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net income per unit is not required.

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

Reclassifications
-----------------
Certain prior period balances have been reclassified to conform to the presentation for the three and six months ended September 30, 2001.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Six Months Ended
                               September 30, 2001
                                   (unaudited)


NOTE 2 -  UNCERTAINTY  WITH  RESPECT TO  INVESTMENTS  IN BROKEN BOW AND  SIDNEY:
--------------------------------------------------------------------------------
          IMPAIRMENT OF INVESTMENTS
          -------------------------
The Partnership has two investments accounted for under the equity method, consisting of 99% limited partnership interests in each of Broken Bow Apartments I, Limited Partnership ("Broken Bow") and Sidney Apartments I, Limited Partnership ("Sidney").

The independent auditors engaged to perform the audits of Broken Bow and Sidney's financial statements as of and for the year ended December 31, 1999, were unable to form an opinion on those financial statements. This was due to the inability to obtain from the former local general partner certain general ledger information for a period of approximately six months and reliable confirmations of advances to/notes receivable from the former local general partner. Further, the independent auditors were unable to obtain management representation letters from the former property-management company, which is an affiliate of the former local general partner. As of November 8, 2001, the Partnership has not obtained audited financial statements for Broken Bow and Sidney as of and for the year ended December 31, 2000. As a result, the Partnership has not included the financial information of Broken Bow and Sidney in the combined condensed financial statements presented in Note 3 to the financial statements. The combined condensed financial information presented in
Note 3 for prior periods has been restated to exclude the accounts of Broken Bow and Sidney. The Partnership has reflected equity in the net losses of Broken Bow and Sidney totaling $(156,823), ($(10.05) per limited partner unit) for the year ended March 31, 2000, based on nine months of reported results provided by Broken Bow and Sidney and on three months of results estimated by Associates. Such estimates may be materially misstated due to the lack corroborative financial information. During the year ended March 31, 2000, the Partnership advanced $120,906 in cash to Broken Bow and Sidney for operating expenses, including legal fees relating to certain litigation involving these and other properties as outlined in Note 6.

As a result of the foregoing, WNC performed an evaluation of the Partnership's remaining investment balances in Broken Bow and Sidney, including the cash advances noted above and other anticipated costs. It was determined that an impairment adjustment was necessary and an impairment loss of $766,559 had been recognized for the year ended March 31, 2000. This impairment loss includes $558,688 in remaining net book value of the Partnership's investments in Broken Bow and Sidney, the $120,906 and $30,753 of cash advances, a $37,670 accrual for anticipated legal costs, and $18,542 of estimated accounting and other related costs. No additional legal fees for Broken Bow and Sidney were incurred during the six months ended September 30, 2001.

During 2001, Broken Bow and Sidney continued to experience negative cash flows from operations. All mortgages were suspended under a written agreement with the lender, which expired in May 2001 and no payments have been made since August 2000.

WNC is currently attempting to sell the Broken Bow and Sidney properties. WNC may not be successful in its efforts to sell. The lender has sent notifications of default on the loans.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Six Months Ended
                               September 30, 2001
                                   (unaudited)

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------
As of the periods presented, the Partnership had acquired limited partnership interests in twenty-two Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 892 apartment units. As of March 31, 1999, construction or rehabilitation of all of the apartment complexes had been completed. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business' decisions require approval from the Partnership. The Partnership, as a limited partner, is entitled to 96% to 99%, as specified in the partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Limited Partnerships.

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

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                   For the Six Months        For the Year Ended
                                                                          Ended
                                                                   September 30, 2001          March 31, 2001
                                                                  ----------------------     -------------------

   Investments in limited partnerships, beginning of period     $            7,432,933     $         8,311,454
   Distributions received from limited partnerships                             (2,250)                 (5,949)
   Equity in losses of limited partnerships                                   (368,065)               (831,638)
   Amortization of capitalized acquisition fees and costs                      (18,966)                (40,934)
                                                                  ----------------------     -------------------
   Investments in limited partnerships, end of period           $            7,043,652     $         7,432,933
                                                                  ======================     ===================

              WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Six Months Ended
                               September 30, 2001
                                   (unaudited)


NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------
Selected financial information for the six months ended September 30, 2001 and 2000 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested are as follows: (Combined condensed financial information for Broken Bow and Sidney have been excluded from the presentations below. See Note 2 for further discussion):

                                     COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                        2001                        2000
                                                                 --------------------         ------------------

      Revenues                                                 $          1,916,000         $        1,884,000
                                                                 --------------------         ------------------

      Expenses:
         Interest expense                                                   567,000                    577,000
         Depreciation & amortization                                        645,000                    619,000
         Operating expenses                                               1,134,000                  1,082,000
                                                                 --------------------         ------------------
             Total expenses                                               2,346,000                  2,278,000
                                                                 --------------------         ------------------


      Net loss                                                 $           (430,000)        $         (394,000)
                                                                 ====================         ==================

      Net loss allocable to the Partnership                    $           (425,000)        $         (388,000)
                                                                 ====================         ==================

      Net loss recorded by the Partnership                     $           (368,000)        $         (373,000)
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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Six Months Ended
                               September 30, 2001
                                   (unaudited)


NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------
The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee of the greater of (i) $2,000 per multi-family housing complex or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on changes in the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnerships and the Partnership's allocable share of the amount of indebtedness related to the Housing Complexes. Asset Management fees of $22,000 were incurred during each of the six months ended September 30, 2001 and 2000. The Partnership paid the General Partner or its affiliates $0 and $3,750 of those fees during the six months ended September 30, 2001 and 2000, respectively.

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

The accrued fees and expenses due to General Partner and affiliates consisted of the following:


                                                                     September 30, 2001           March 31, 2001
                                                                     --------------------       --------------------

Reimbursement for expenses paid by the General
  Partner or an affiliate                                          $              13,467      $               1,119

Asset management fee payable                                                     128,159                    106,159
                                                                     --------------------       --------------------

Total                                                              $             141,626      $             107,278
                                                                     ====================       ====================

The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 5 - INCOME TAXES
---------------------
The Partnership will not make a provision for income taxes since all items of taxable income and loss will be allocated to the partners for inclusion in their respective income tax returns.

NOTE 6 - COMMITMENTS AND CONTINGENCIES
--------------------------------------
During 2000, WNC identified a potential problem with a developer who, at the time, was the local general partner in six Local Limited Partnerships. The Partnership has a 99% limited partnership interest in two of those six Local Limited Partnerships. Those investments are Broken Bow Apartments I, Limited Partnership, and Sidney Apartments I, Limited Partnership. All of the properties continue to experience operating deficits. The local general partner ceased

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Six Months Ended
                               September 30, 2001
                                   (unaudited)



NOTE 6 - COMMITMENTS AND CONTINGENCIES, continued
-------------------------------------------------
funding the operating deficits, which placed the Local Limited Partnerships in jeopardy of foreclosure. Consequently, WNC voted to remove the local general partner and the management company from the Local Limited Partnerships. After the local general partner contested its removal, WNC commenced legal action on behalf of the Local Limited Partnerships and was successful in getting a receiver appointed to manage the Local Limited Partnerships and an unaffiliated entity appointed as property manager. WNC was subsequently successful in attaining a summary judgment to confirm the removal of the local general partner, the receiver was discharged and WNC now controls all six of the Local Limited Partnerships.

The six Local Limited Partnerships (hereinafter referred to as "Defendants") were defendants in a separate lawsuit. The lawsuit was filed by eight other partnerships in which the local general partner of the Local Limited Partnerships is or was involved (the "Plaintiffs"). The Plaintiffs allege that the local general partner accepted funds from the Plaintiffs and improperly loaned these funds to the Defendants. In July 2001, a tentative settlement as yet not executed was reached with respect to this lawsuit for the aggregate amount of $35,000. The Partnership's allocated share of $11,700 has been accrued in full at March 31, 2001 and September 30, 2001.

The Partnership currently has insufficient working capital to fund its operations. WNC and Associates, Inc., the general partner of the General Partner of the Partnership, has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through at least November 8, 2002.

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

Subsequent written and oral forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the condensed Financial Statements and the Notes thereto included elsewhere in this filing.

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2001 and 2000, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2001 consisted primarily of $74,000 in cash and aggregate investments in the twenty-two Local Limited Partnerships of $7,044,000. Liabilities at September 30, 2001 primarily consisted of $36,000 in accrued expenses and $142,000 of accrual fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000. The Partnership's net loss for the three months ended September 30, 2001 was $(227,000) reflecting a decrease of $13,000 from the $(241,000) net loss experienced for the three months ended September 30, 2000. The decrease in net loss is primarily due to equity in losses of limited partnerships which increased by $14,000 to $(200,000) for the three months ended September 30, 2001 from $(186,000) for the three months ended September 30, 2000. The increase in equity in losses of limited partnerships is due to the reduction of the respective net acquisition fee component of investments in Local Limited Partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance. This increase was offset by the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at September 30, 2001. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. The increase in equity in losses of Limited Partnerships were offset by operating expenses that decreased by $28,000 primarily due to the write-off of operating advances to two limited partnerships, Broken Bow and Sidney, during the three months ended September 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Six Months Ended September 30, 2001 Compared to Six Months Ended September 30, 2000. The Partnership's net loss for the six months ended September 30, 2001 was $(421,000) reflecting a decrease of $46,000 from the $(467,000) net loss experienced for the six months ended September 30, 2000. The decrease in net loss is due to equity in losses of limited partnerships which decreased by $5,000 to $(368,000), for the six months ended September 30, 2001 from $(373,000) for the six months ended September 30, 2000. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at September 30, 2001. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. This decrease was offset by the reduction of the respective net acquisition fee component of investments in Local Limited partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance. In addition, operating expenses decreased by $44,000 primarily due to $29,000 write-off of operating advances to two limited partnerships, Broken Bow and Sidney and a decrease of $12,000 in accounting and legal expenses during the six month ended September 30, 2001. The operating expenses decreases were offset by a decline of approximately $3,000 in interest income to $1,000 for the six months ended September 30, 2001 compared to the $4,000 of interest income for the six months ended September 30, 2000.

Cash Flows

Six months Ended September 30, 2001 Compared to Six months Ended September 30, 2000. Net cash used during the six months ended September 30, 2001 was $(10,000) compared to net cash used during the six months ended September 30, 2000 of $(53,000). The $43,000 decrease was due primarily to a decrease in cash advanced to two limited partnerships, Broken Bow and Sidney, to fund operating activities.

During the six months ended September 30, 2001, accrued payables, which consist primarily of asset management fees due to the General Partner, increased by $22,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. WNC and Associates, Inc., the general partner of the Partnership, has agreed to continue providing advances sufficient to fund the operations and working capital requirements of the Partnership through at least November 8, 2002.

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

WNC Housing Tax Credit Fund IV, L.P. - Series 2

By:   WNC Tax Credit Partners IV, L.P., General Partner of the Registrant


By:   WNC & ASSOCIATES, INC., General Partner





By:   /s/  Wilfred N. Cooper, Jr.
      ---------------------------
Wilfred N. Cooper, Jr., President
Chief Operating Officer of WNC & Associates, Inc.

Date:  November 2, 2001





By:   /s/ Thomas J. Riha
      -------------------
Thomas J. Riha, Vice President
Chief Financial Officer of WNC & Associates, Inc.

Date:  November 2, 2001