Form 10-Q
period 2001-12-31
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 2002-02-14
CIK 913497

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended December 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number: 0-28370



                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2.

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

                               INDEX TO FORM 10-Q

              For the Three and Nine Months Ended December 31, 2001




PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

           Balance Sheets
            December 31, 2001 and March 31, 2001...............................3

           Statements of Operations
            For the three and nine months ended December 31, 2001 and 2000.....4

           Statement of Partners' Equity (Deficit)
            For the nine months ended December 31, 2001........................5

           Statements of Cash Flows
            For the nine months ended December 31, 2001 and 2000...............6

           Notes to Financial Statements.......................................7

  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations.....................15

  Item 3.  Quantitative and Qualitative Disclosures about Market Risks........17


PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings..................................................17

  Item 6.  Exhibits and Reports on Form 8-K...................................17

  Signatures..................................................................18

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                                 BALANCE SHEETS


                                                                 December 31, 2001                 March 31, 2001
                                                              ------------------------          --------------------
                                                                    (unaudited)
ASSETS

Cash and cash equivalents                                   $                 37,693          $             84,147
Investments in limited partnerships, net (Note 3)                          6,895,417                     7,432,933
Other assets                                                                     998                           998
                                                              ------------------------          --------------------
                                                            $              6,934,108          $          7,518,078
                                                              ========================          ====================

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Liabilities:
   Accrued expenses                                         $                 16,485          $             48,569
   Accrued fees and expenses due to General Partner
      and affiliates (Note 4)                                                304,208                       107,278
                                                              ------------------------          --------------------
Total liabilities                                                            320,693                       155,847
                                                              ------------------------          --------------------
Commitments and Contingencies (Note 6)

Partners' equity (deficit):
   General Partner                                                           (86,178)                      (78,690)
   Limited Partners (20,000 units authorized,
     15,600 units issued and outstanding)                                  6,699,593                     7,440,921
                                                              ------------------------          --------------------
Total partners' equity                                                     6,613,415                     7,362,231
                                                              ------------------------          --------------------

                                                            $              6,934,108          $          7,518,078
                                                              ========================          ====================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine months Ended December 31, 2001 and 2000
                                   (unaudited)

                                                           2001                                       2000
                                         -----------------------------------------    -------------------------------------
                                               Three                  Nine                 Three                Nine
                                              Months                 Months               Months               Months
                                         ------------------    -------------------    ----------------     ----------------

Interest income                        $              393    $             1,845    $          1,746     $          5,986
                                         ------------------    -------------------    ----------------     ----------------
Operating expenses:
   Amortization (Note 3)                            9,483                 28,449              10,234               30,702
   Asset management fees (Note 4)                  11,000                 33,000              11,000               33,000
   Legal & accounting                               1,838                  8,968               2,541               22,909
   Other                                          168,102                174,277               2,057               37,410
                                         ------------------    -------------------    ----------------     ----------------
      Total operating expenses                    190,423                244,694              25,832              124,021
                                         ------------------    -------------------    ----------------     ----------------
Loss from operations                             (190,030)              (242,849)            (24,086)            (118,035)

Equity in losses of
   limited partnerships (Note 3)                 (137,902)              (505,967)           (186,437)            (559,311)
                                         ------------------    -------------------    ----------------     ----------------
Net loss                               $         (327,932)   $          (748,816)   $       (210,523)    $       (677,346)
                                         ==================    ===================    ================     ================
Net loss allocated to:
   General Partner                     $           (3,279)   $            (7,488)   $         (2,105)    $         (6,773)
                                         ==================    ===================    ================     ================
   Limited Partners                    $         (324,653)   $          (741,320)   $       (208,418)    $       (670,573)
                                         ==================    ===================    ================     ================
Net loss per weighted limited
  partner unit                         $              (21)   $               (48)   $            (13)    $            (43)
                                         ==================    ===================    ================     ================
Outstanding weighted limited
  partner units                                    15,600                 15,600              15,600               15,600
                                         ==================    ===================    ================     ================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Nine months Ended December 31, 2001
                                   (unaudited)


                                                             General              Limited
                                                             Partner              Partners             Total
                                                         ----------------      ---------------    ----------------

Partners' equity (deficit) at March 31, 2001           $        (78,690)     $    7,440,921     $      7,362,231

Net loss                                                         (7,488)           (741,328)            (748,816)
                                                         ----------------      ---------------    ----------------

Partners' equity (deficit) at December 31, 2001        $        (86,178)     $    6,699,593     $      6,613,415
                                                         ================      ===============    ================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine months Ended December 31, 2001 and 2000
                                   (unaudited)

                                                                           2001                  2000
                                                                     -----------------     -----------------
Cash flows from operating activities:
   Net loss                                                        $        (748,816)    $        (677,346)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
          Amortization                                                        28,449                30,702
          Equity in losses of limited partnerships                           505,967               559,311
          Change in accrued expenses                                         (32,084)              (25,157)
          Change in accrued fees and expenses due to
              General Partner and affiliates                                 196,930                33,628
                                                                     -----------------     -----------------
     Net cash used in operating activities                                   (49,554)              (78,862)
                                                                     -----------------     -----------------
Cash flows from investing activities:
     Distributions from limited partnerships                                   3,100                 3,850
                                                                     -----------------     -----------------
     Net cash provided by investing activities:                                3,100                 3,850
                                                                     -----------------     -----------------
Net decrease in cash and cash equivalents                                    (46,454)              (75,012)

Cash and cash equivalents, beginning of period                                84,147               180,133
                                                                     -----------------     -----------------
Cash and cash equivalents, end of period                           $          37,693     $         105,121
                                                                     =================     =================

SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW INFORMATION:

  Taxes paid                                                       $             800     $             800
                                                                     ================      =================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Three and Nine months Ended
                                December 31, 2001
                                   (unaudited)




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
General
-------
The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under
Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principle for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2001 is not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2001.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Nine months Ended
                                December 31, 2001
                                   (unaudited)

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Three and Nine months Ended
                                December 31, 2001
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
Offering Expenses (continued)
-----------------------------
Offering expenses are reflected as a reduction of partners' capital and amounted to $970,717 as of December 31, 2001 and March 31, 2001.

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

Cash and Cash Equivalents
-------------------------
The Partnership considers highly liquid investments with maturity of three months or less when purchased to be cash equivalents. As of December 31, 2001 and March 31, 2001, the Partnership had no cash equivalents.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Three and Nine months Ended
                                December 31, 2001
                                   (unaudited)

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

The independent auditors engaged to perform the audits of Broken Bow and Sidney's financial statements as of and for the year ended December 31, 1999, were unable to form an opinion on those financial statements. This was due to the inability to obtain from the former local general partner certain general ledger information for a period of approximately nine months and reliable confirmations of advances to/notes receivable from the former local general partner. Further, the independent auditors were unable to obtain management representation letters from the former property-management company, which is an affiliate of the former local general partner. As a result, the Partnership has not included the financial information of Broken Bow and Sidney in the combined condensed financial statements presented in Note 3 to the financial statements. The combined condensed financial information presented in Note 3 for prior periods has been restated to exclude the accounts of Broken Bow and Sidney. The Partnership has reflected equity in the net losses of Broken Bow and Sidney totaling $(156,823), $(10.05) per limited partner unit) for the year ended March 31, 2000, based on nine months of reported results provided by Broken Bow and Sidney and on three months of results estimated by Associates. Such estimates may be materially misstated due to the lack corroborative financial information. During the year ended March 31, 2000, the Partnership advanced $120,906 in cash to Broken Bow and Sidney for operating expenses, including legal fees relating to certain litigation involving these and other properties as outlined in Note 6.

As a result of the foregoing, WNC performed an evaluation of the Partnership's remaining investment balances in Broken Bow and Sidney, including the cash advances noted above and other anticipated costs. It was determined that an impairment adjustment was necessary and an impairment loss of $766,559 had been recognized for the year ended March 31, 2000. This impairment loss includes $558,688 in remaining net book value of the Partnership's investments in Broken Bow and Sidney, the $120,906 and $30,753 of cash advances, a $37,670 accrual for anticipated legal costs, and $18,542 of estimated accounting and other related costs. A legal settlement of $11,667 for Broken Bow and Sidney was applied to the accruals during the nine months ended December 31, 2001.

During 2001, Broken Bow and Sidney continued to experience negative cash flows from operations. In December, 2001 WNC reached an agreement with the lender and as part of that agreement a partial settlement of $165,000 of the indebtedness due and owing by Broken Bow to the Lender was paid December 17, 2001. As of December 31, 2001, the $165,000 advance to Broken Bow has been fully reserved.

As a result of the aforementioned operating difficulties and litigation there is uncertainty as to whether the Partnership will ultimately retain its interests in Broken Bow and Sidney. If the investments are sold or otherwise not retained, the Partnership could be subject to recapture of tax credits and certain prior tax deductions. There is further uncertainty as to costs that the Partnership may ultimately incur in connection with its investments in Broken Bow and Sidney. The Partnership's financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Three and Nine months Ended
                                December 31, 2001
                                   (unaudited)


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

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                   For the Nine months       For the Year Ended
                                                                          Ended
                                                                    December 31, 2001          March 31, 2001
                                                                  ----------------------     -------------------

   Investments in limited partnerships, beginning of period     $            7,432,933     $         8,311,454
   Distributions received from limited partnerships                             (3,100)                 (5,949)
   Equity in losses of limited partnerships                                   (505,967)               (831,638)
   Amortization of capitalized acquisition fees and costs                      (28,449)                (40,934)
                                                                  ----------------------     -------------------
   Investments in limited partnerships, end of period           $            6,895,417     $         7,432,933
                                                                  ======================     ===================

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Three and Nine months Ended
                                December 31, 2001
                                   (unaudited)


NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------
Selected financial information for the nine months ended December 31, 2001 and 2000 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested are as follows: (Combined condensed financial information for Broken Bow and Sidney have been excluded from the presentations below. See Note 2 for further discussion):

                                     COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                        2001                        2000
                                                                 --------------------         ------------------

      Revenues                                                 $          2,874,000         $        2,826,000
                                                                 --------------------         ------------------

      Expenses:
         Interest expense                                                   851,000                    866,000
         Depreciation & amortization                                        967,000                    928,000
         Operating expenses                                               1,700,000                  1,624,000
                                                                 --------------------         ------------------
             Total expenses                                               3,518,000                  3,418,000
                                                                 --------------------         ------------------


      Net loss                                                 $           (644,000)        $         (592,000)
                                                                 ====================         ==================

      Net loss allocable to the Partnership                    $           (637,000)        $         (559,000)
                                                                 ====================         ==================

      Net loss recorded by the Partnership                     $           (506,000)        $         (559,000)
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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Three and Nine months Ended
                                December 31, 2001
                                   (unaudited)


NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------
The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee of the greater of (i) $2,000 per multi-family housing complex or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on changes in the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnerships and the Partnership's allocable share of the amount of indebtedness related to the Housing Complexes. Asset Management fees of $33,000 were incurred during each of the nine months ended December 31, 2001 and 2000. The Partnership paid the General Partner or its affiliates $0 and $3,750 of those fees during the nine months ended December 31, 2001 and 2000, respectively.

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

The accrued fees and expenses due to General Partner and affiliates consisted of the following:

                                                                      December 31, 2001           March 31, 2001
                                                                     --------------------       --------------------

Reimbursement for expenses paid by the General
  Partner or an affiliate                                          $             165,049      $               1,119

Asset management fee payable                                                     139,159                    106,159
                                                                     --------------------       --------------------

Total                                                              $             304,208      $             107,278
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

NOTE 6 - COMMITMENTS AND CONTINGENCIES
--------------------------------------
During 2000, WNC identified a potential problem with a developer who, at the time, was the local general partner in six Local Limited Partnerships. The Partnership has a 99% limited partnership interest in two of those six Local Limited Partnerships. Those investments are Broken Bow Apartments I, Limited Partnership, and Sidney Apartments I, Limited Partnership. All of the properties continue to experience operating deficits. The local general

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Three and Nine months Ended
                                December 31, 2001
                                   (unaudited)


NOTE 6 - COMMITMENTS AND CONTINGENCIES, continued
-------------------------------------------------
partner ceased funding the operating deficits, which placed the Local Limited Partnerships in jeopardy of foreclosure. Consequently, WNC voted to remove the local general partner and the management company from the Local Limited Partnerships. After the local general partner contested its removal, WNC commenced legal action on behalf of the Local Limited Partnerships and was successful in getting a receiver appointed to manage the Local Limited Partnerships and an unaffiliated entity appointed as property manager. WNC was subsequently successful in attaining a summary judgment to confirm the removal of the local general partner, the receiver was discharged and WNC now controls all six of the Local Limited Partnerships.

The six Local Limited Partnerships (hereinafter referred to as "Defendants") were defendants in a separate lawsuit. The lawsuit was filed by eight other partnerships in which the local general partner of the Local Limited Partnerships is or was involved (the "Plaintiffs"). The Plaintiffs allege that the local general partner accepted funds from the Plaintiffs and improperly loaned these funds to the Defendants. In July 2001, a tentative settlement was reached with respect to this lawsuit for the aggregate amount of $35,000. The settlement was executed in November 2001. The Partnership's allocated share of $11,700 had been accrued in full at March 31, 2001 and was paid in full at December 31, 2001.

The Partnership currently has insufficient working capital to fund its operations. WNC and Associates, Inc., the general partner of the General Partner of the Partnership, has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through at least January 1, 2003.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2001 and 2000, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2001 consisted primarily of $38,000 in cash and aggregate investments in the twenty-two Local Limited Partnerships of $6,895,000. Liabilities at December 31, 2001 primarily consisted of $16,000 in accrued expenses and $304,000 of accrual fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000. The Partnership's net loss for the three months ended December 31, 2001 was $(328,000) reflecting an in increase of $(117,000) from the $(211,000) net loss experienced for the three months ended December 31, 2000. The increase in net loss is primarily due to the reserve for advances made to Broken Bow for $165,000 included in other operating expenses for the three months ended December 31, 2001 . This increase is offset by a decrease in equity in losses of limited partnerships which decreased by $48,000 to $(138,000) for the three months ended December 31, 2001 from $(186,000) for the three months ended December 31, 2000. The decrease in equity in losses of limited partnerships is due to the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at December 31, 2001. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Nine months Ended December 31, 2001 Compared to Nine months Ended December 31, 2000. The Partnership's net loss for the nine months ended December 31, 2001 was $(749,000) reflecting a decrease of $(72,000) from the $(677,000) net loss experienced for the nine months ended December 31, 2000. The increase in net loss is primarily due to the reserve for advances made to Broken Bow for $165,000 included in other operating expenses for the nine months ended December 31, 2001. This increase is off set by a decrease in equity in losses of limited partnerships which decreased by $53,000 to $(506,000), for the nine months ended December 31, 2001 from $(559,000) for the nine months ended December 31, 2000. This decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at December 31, 2001. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. This decrease was offset by the reduction of the respective net acquisition fee component of investments in Local Limited partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

Cash Flows

Nine months Ended December 31, 2001 Compared to Nine months Ended December 31, 2000. Net cash used during the nine months ended December 31, 2001 was $(46,000) compared to net cash used during the nine months ended December 31, 2000 of $(75,000). The $29,000 decrease was due primarily to a decrease in cash advanced to two limited partnerships, Broken Bow and Sidney, to fund operating activities.

During the nine months ended December 31, 2001, accrued payables, which consist primarily of asset management fees due to the General Partner and reimbursements for expenses, paid by the general partner or an affiliate, increased by $197,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. WNC and Associates, Inc., the general partner of the Partnership, has agreed to continue providing advances sufficient to fund the operations and working capital requirements of the Partners January 1, 2003.
hip  through at least January 1,
2003.

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

WNC Housing Tax Credit Fund IV, L.P. - Series 2

By:   WNC Tax Credit Partners IV, L.P., General Partner of the Registrant


By:   WNC & ASSOCIATES, INC., General Partner





By:   /s/  Wilfred N. Cooper, Jr.
      ---------------------------
Wilfred N. Cooper, Jr., President
Chief Operating Officer of WNC & Associates, Inc.

Date:  February 7, 2002





By:   /s/ Thomas J. Riha
      ------------------
Thomas J. Riha, Vice President
Chief Financial Officer of WNC & Associates, Inc.

Date:  February 7, 2002