Form 10-K
period 2002-03-31
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 2002-07-17
CIK 913497

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

        x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2002

                                       OR


      o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number: 0-28370


                  WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2


California                                                           33-0596399
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

              3158 Redhill Avenue, Suite 120, Costa Mesa, CA 92626

                                 (714) 662-5565

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes__X    No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. <060>o<048><057><057><062>

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant.

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

The general partner of the Partnership is WNC Tax Credit Partners IV, L.P. (the "General Partner"). The general partner of the General Partner is WNC & Associates, Inc. ("Associates"). The chairman and president own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through the general partner, as the Partnership has no employees of its own.

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

As of March 31, 2002, the Partnership had invested in twenty-two Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit. Certain

Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

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

Item 2.  Properties

Through its investment in Local Limited Partnerships the Partnership holds limited partnership interests in Housing Complexes. The following table reflects the status of the twenty-two Housing Complexes as of the dates and for the periods indicated:


                                                         -------------------------   -----------------------------------------------
                                                            As of March 31, 2002               As of December 31, 2001
                                                         -------------------------   -----------------------------------------------
                                                           Partnership's                                    Estimated   Encumbrances
                                                          Total Investment   Amount of                      Low Income      of Local
                                   General Partner         In Local Limited  Investment  Number              Housing        Limited
 Partnership Name      Location        Name                Partnerships    Paid to Date  Of Units Occupancy  Credits    Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Apartment Housing of    East          Apartment Developers
East Brewton,           Brewton,      Inc. and Thomas H.
Ltd.                    Alabama       Cooksey             $   1,192,000 $  1,192,000        40       97%  $  1,863,000   $ 1,139,000

Autumn Trace            Silsbee,      Olsen Securities
Associates, Ltd.        Texas         Corp.                     412,000      412,000        58       91%       714,000     1,243,000

Broken Bow                            Retro
Apartments I, Limited   Broken Bow,   Development,
Partnership             Nebraska      Inc.                      608,000      608,000        16      100%     1,127,000       586,000

Candleridge
Apartments              Waukee,       Eric A.
of Waukee L.P. II       Iowa          Sheldahl                  125,000      125,000        23      100%       230,000       676,000


                                      Boyd Management, Inc.
Chadwick                              Gordon L. Blackwell
Limited                 Edan, North   and Regency
Partnership             Carolina      Investment Associates     378,000      378,000        48      100%       735,000     1,540,000

Comanche
Retirement              Comanche,     Max L.
Village, Ltd.           Texas         Rightmer                  136,000      136,000        22      100%       265,000       589,000

Crossings II Limited
Dividend Housing
Association Limited     Portage,      Raymond T.
Partnership             Michigan      Cato, Jr.                 432,000      432,000       114       96%       739,000     5,812,000

                                      Philip Wallis, James
EW, a Wisconsin                       Poehlman, Cynthia
Limited                Evansville,    Solfest Wallis, and
Partnership            Wisconsin      Anita Poehlman            164,000      164,000        16       88%       306,000       613,000



                                                         -------------------------   -----------------------------------------------
                                                            As of March 31, 2002               As of December 31, 2001
                                                         -------------------------   -----------------------------------------------
                                                           Partnership's                                    Estimated   Encumbrances
                                                          Total Investment   Amount of                      Low Income      of Local
                                   General Partner         In Local Limited  Investment  Number              Housing        Limited
 Partnership Name      Location        Name                Partnerships    Paid to Date  Of Units Occupancy  Credits    Partnerships
------------------------------------------------------------------------------------------------------------------------------------
                                      Conrad L. Beggs,
Garland Street                        Audrey D. Beggs,
Limited                 Malvarn,      Russell J. Altizer,
Partnership             Arkansas      and Marjorie L. Beggs     164,000      164,000        18      100%       319,000       690,000

Hereford Seniors        Hereford,     Winston
Community, Ltd.         Texas         Sullivan                  167,000      167,000        28       93%       330,000       796,000

Hickory Lane            Newton,       Olsen Securities
Associates, Ltd         Texas         Corp.                     174,000      174,000        24       92%       320,000       593,000

Honeysuckle Court       Vidor,        Olsen Securities
Associates, Ltd.        Texas         Corp                      339,000      339,000        48       98%       622,000     1,159,000

Klimpel Manor,          Fullerton,    Klimpel Manor
Ltd                     California    Apartments              1,774,000    1,774,000        59       98%     3,360,000     1,297,000

Lamesa Seniors          Lamesa,       Winston
Community, Ltd.         Texas         Sullivan                  143,000      143,000        24       83%       284,000       669,000

Laredo Heights          Navasota,     Donald W.
Apartments Ltd.         Texas         Sowell                    225,000      225,000        48       96%       413,000       981,000

Mountainview            North         John C.
Apartments              Wilkesboro,   Loving and
Limited                 North         Gordon D.
Partnership             Carolina      Brown, Jr.                195,000      195,000        24      100%       387,000       989,000

Palestine Seniors       Palestine,    Winston
Community, Ltd.         Texas         Sullivan                  225,000      225,000        42       93%       446,000     1,119,000

Pecan Grove             Forrest       Conrad Beggs, Audrey
Limited                 City,         Beggs and Russell
Partnership             Arkansas      Altizer                   240,000      240,000        32       94%       486,000     1,104,000


                                                         -------------------------   -----------------------------------------------
                                                            As of March 31, 2002               As of December 31, 2001
                                                         -------------------------   -----------------------------------------------
                                                           Partnership's                                    Estimated   Encumbrances
                                                          Total Investment   Amount of                      Low Income      of Local
                                   General Partner         In Local Limited  Investment  Number              Housing        Limited
 Partnership Name      Location        Name                Partnerships    Paid to Date  Of Units Occupancy  Credits    Partnerships
------------------------------------------------------------------------------------------------------------------------------------
                                      Philip R. Hammond,
Pioneer Street          Bakersfield,  Jr. and Walter A.
Associates              Associates    Dwelle                  2,222,000    2,222,000       112       88%     4,116,000     1,836,000

Sidney                                Retro Development,
Apartments I,                         Inc.  And Most
Limited                 Sidney,       Worshipful Prince
Partnership             Nebraska      Hall Grand Lodge          530,000      530,000        18       89%       972,000       431,000

                        Orange        Philip R. Hammond,
Southcove               Cove,         Jr. and Diane M.
Associates              California    Hammond                 2,000,000    2,000,000        54       98%     3,585,000     1,521,000

Walnut Turn             Buna,         Olsen Securities
Associates, Ltd.        Texas         Corp.                     188,000      188,000        24       96%       344,000       686,000
                                                           ------------ ------------      -----     ---- -------------  ------------
                                                           $ 12,033,000 $ 12,033,000       892       95% $  21,963,000  $ 26,069,000
                                                           ============ ============      ====      ==== =============   ===========




                                ------------------------------------------------------------------------------------
                                                       For the year ended December 31, 2001
                                ------------------------------------------------------------------------------------
                                                                                             Low Income Housing
                                                                                            Credits Allocated to
       Partnership Name               Rental Income              Net Loss                       Partnership
--------------------------------------------------------------------------------------------------------------------
Apartment Housing of East
Brewton, Ltd.                                  $  116,000            $   (74,000)                            98.99%

Autumn Trace Associates, Ltd.
                                                  232,000                (33,000)                            95.00%

Broken Bow Apartments I,
Limited Partnership                                49,000                (37,000)                            99.00%

Candleridge Apartments of
Waukee L.P. II                                    125,000                 (9,000)                            99.00%

Chadwick Limited Partnership                      189,000                (36,000)                            99.00%

Comanche Retirement Village,
Ltd.                                               74,000                (13,000)                            99.00%

Crossings II Limited Dividend
Housing Association Limited
Partnership                                       738,000                (88,000)                            98.99%

EW, a Wisconsin Limited
Partnership                                        76,000                (33,000)                            99.00%

Garland Street Limited
Partnership                                        76,000                (31,000)                            99.00%

Hereford Seniors Community,
Ltd.                                               89,000                (11,000)                            99.00%

Hickory Lane Associates, Ltd                       90,000                (26,000)                            99.00%

Honeysuckle Court Associates,
Ltd.                                              202,000                (42,000)                            95.00%

Klimpel Manor, Ltd                                398,000                (52,000)                            96.00%

Lamesa Seniors Community, Ltd.
                                                  110,000                (43,000)                            99.00%

Laredo Heights Apartments Ltd.
                                                  181,000                (20,000)                            99.00%

Mountainview Apartments
Limited Partnership                                99,000                (10,000)                            99.00%

Palestine Seniors Community,
Ltd.                                              134,000               (16,000)                             99.00%

Pecan Grove Limited Partnership                   124,000               (41,000)                             99.00%



                                ------------------------------------------------------------------------------------
                                                       For the year ended December 31, 2001
                                ------------------------------------------------------------------------------------
                                                                                             Low Income Housing
                                                                                            Credits Allocated to
       Partnership Name               Rental Income              Net Loss                       Partnership
--------------------------------------------------------------------------------------------------------------------
Pioneer Street Associates                         487,000                (87,000)                            99.00%

Sidney Apartments I, Limited                       71,000                (36,000)
Partnership                                                                                                  99.00%

Southcove Associates                              216,000               (120,000)                            99.00%

Walnut Turn Associates, Ltd.                      91,000                 (27,000)                            99.00%
                                              -----------             -----------
                                              $3,967,000              $ (885,000)
                                              ===========             ===========

                                        9

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

The six Local Limited Partnerships (hereinafter referred to as "Defendants") were defendants in a separate lawsuit. The lawsuit was filed by eight other partnerships in which the local general partner of the Local Limited Partnerships is or was involved (the "Plaintiffs"). The Plaintiffs allege that the local general partner accepted funds from the Plaintiffs and improperly loaned these funds to the Defendants. In July 2001, this lawsuit was settled for an aggregate amount of $35,000 of which the Partnership's share was approximately $11,700.

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

(b)  At March 31, 2002, there were 849 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d) No unregistered securities were sold by the Partnership during the year ended March 31, 2002.

Item 5b.

NOT APPLICABLE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                             March 31                              December 31
                         --------------------------------------------------  ------------------------
                            2002         2001         2000         1999         1998         1997
                         -----------  -----------  -----------  -----------  -----------  -----------
ASSETS
Cash and cash
equivalents            $     32,342 $     84,147 $    180,133 $    552,348 $    738,364 $  1,480,862
Investments in limited
  partnerships, net       6,677,963    7,432,933    8,311,454   10,092,782   10,274,595    9,738,583
Loans receivable                  -            -            -            -            -      259,496
Other assets                  3,998          998          998          998        2,534       20,245
                         -----------  -----------  -----------  -----------  -----------  -----------
                       $  6,714,303 $  7,518,078 $  8,492,585 $ 10,646,128 $ 11,015,493 $ 11,499,186
                         ===========  ===========  ===========  ===========  ===========  ===========
LIABILITIES
Payables  to limited
  partnerships         $          - $          - $          - $    421,025 $    605,517 $    411,543
Accrued expenses              4,000       48,569       86,965            -            -            -
Accrued fees and
   expenses
  due to general
   partner
  and affiliates            316,573      107,278       72,598       29,722       28,066        1,137

PARTNERS' EQUITY          6,393,730    7,362,231    8,333,022   10,195,381   10,381,910   11,086,506
                         -----------  -----------  -----------  -----------  -----------  -----------
                       $  6,714,303 $  7,518,078 $  8,492,585 $ 10,646,128 $ 11,015,493 $ 11,499,186
                         ===========  ===========  ===========  ===========  ===========  ===========

Selected results of operations, cash flows and other information for the Partnership are as follows:

                                  For the Years Ended              For the Three Months       For the Years Ended
                                        March 31                      Ended March 31              December 31
                          -------------------------------------   -----------------------   ------------------------
                             2002         2001         2000         1999         1998         1998          1997
                          -----------  -----------  -----------   ----------   ----------   ----------    ----------
                                                                               (Unaudited)

Loss from
  operations (Note 1)   $   (251,713) $  (139,153) $  (870,197) $   (21,846) $    (1,492) $   (50,484)$     (31,969)
Equity in losses of
   limited
  partnerships              (716,788)    (831,638)    (992,162)    (164,683)    (191,552)    (658,728)     (737,115)
                          -----------  -----------  -----------   ----------   ----------   ----------    ----------
Net loss                $   (968,501) $  (970,791) $(1,862,359) $  (186,529) $  (193,044) $  (709,212)$    (769,084)
                          ===========  ===========  ===========   ==========   ==========   ==========    ==========
Net loss allocated to:
   General partner      $     (9,685) $    (9,708) $   (18,624) $    (1,865) $    (1,930) $    (7,092)$      (7,691)
                          ===========  ===========  ===========   ==========   ==========   ==========    ==========
   Limited partners     $   (958,816) $  (961,083) $(1,843,735) $  (184,664) $  (191,114) $  (702,120)$    (761,393)
                          ===========  ===========  ===========   ==========   ==========   ==========    ==========
Net loss per limited
  partner unit          $     (61.46) $    (61.61) $   (118.19) $    (11.84) $    (12.25) $    (45.01)$      (48.81)
                          ===========  ===========  ===========  ===========   ==========   ==========    ==========
Outstanding weighted
  limited partner
  units                       15,600       15,600       15,600       15,600       15,600       15,600        15,600
                          ===========  ===========  ===========   ==========   ==========   ==========    ==========

Note 1 - Loss from operations in 2000 includes a charge for impairment losses on investments in limited partnerships of $766,559. (See Note 2 to the audited financial statements.)


                                  For the Years Ended              For the Three Months       For the Years Ended
                                        March 31                      Ended March 31              December 31
                          -------------------------------------   -----------------------   ------------------------
                             2002         2001         2000         1999         1998         1998          1997
                          -----------  -----------  -----------   ----------   ----------   ----------   -----------
                                                                               (Unaudited)
Net cash provided by
  (used in):
  Operating activities  $    (52,055)$   (101,935)$    (19,827)$     (8,424)$     12,245  $    26,255  $     52,765
  Investing activities           250        5,949     (352,388)    (177,592)    (109,910)    (768,753)     (935,090)
  Financing activities             -            -            -            -            -            -        (8,202)
                          -----------  -----------  -----------   ----------   ----------   ----------   -----------
Net change in cash and
  cash equivalents           (51,805)     (95,986)    (372,215)    (186,016)     (97,665)    (742,498)     (890,527)

Cash and cash
  equivalents,
  beginning of period         84,147      180,133      552,348      738,364    1,480,862    1,480,862     2,371,389
                          -----------  -----------  -----------   ----------   ----------   ----------   -----------
Cash and cash
  equivalents,
  end of period         $     32,342 $     84,147 $    180,133  $   552,348  $ 1,383,197  $   738,364  $  1,480,862
                          ===========  ===========  ===========   ==========   ==========   ==========   ===========

Low Income Housing Credit per Unit was as follows for the years ended December 31:

                              2001               2000              1999              1998              1997
                          --------------    ---------------    --------------    -------------     -------------
Federal                 $           137   $            141   $           135   $          124    $          113
State                                 -                  -                 -                -                 -
                          --------------    ---------------    --------------    -------------     -------------
Total                   $           137   $            141   $           135   $          124    $          113
                          ==============    ===============    ==============    =============     =============

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

Uncertainty and Commitments with Respect to Investment in Broken Bow and Sidney

The Partnership has two investments accounted for under the equity method, consisting of 99% limited partnership interests in each of Broken Bow Apartments I, Limited Partnership ("Broken Bow") and Sidney Apartments I, Limited Partnership ("Sidney").

During the year ended March 31, 2000, Broken Bow and Sidney continued to experience operational difficulties and negative cash flows from operations, and ceased paying their lender. Foreclosure procedures were commenced by these two Local Limited Partnerships' lender. Management performed an evaluation of the Partnership's remaining investment balances in Broken Bow and Sidney, including any other anticipated costs and determined that an impairment adjustment was necessary. An impairment loss of $766,559 was recognized for the year ended March 31, 2000. This impairment loss included $558,688 in remaining net book value of the Partnership's investments in Broken Bow and Sidney, $120,906 and $30,753 of cash advances, a $37,670 accrual for anticipated legal costs, and $18,542 of estimated accounting and other related costs.

As a result of the foregoing, the Partnership, Broken Bow, Sidney, and a WNC subsidiary executed a work-out agreement with the lender (the "Agreement"), which was effective December 14, 2001. Broken Bow was required to pay to the lender $165,000 as a partial settlement of the indebtedness due and owing by Broken Bow due to the fact that their loan was a construction loan. The Partnership advanced the aforementioned monies to Broken Bow and fully reserved the amount as of March 31, 2002. The balance of the indebtedness due and owing to the lender by Broken Bow was satisfied by the execution of two promissory notes. The first note totals $85,000, bears interest at 7% per annum, and requires principal and interest payments totaling $600 per month through April 2014, at which date the unpaid principal balance is due. The second note totals $500,000, bears interest at 1% per annum, and has payments due monthly out of available cash flow, as defined, with the unpaid principal balance due April 2014. The balance of the indebtedness due and owing to the lender by Sidney was satisfied by the execution of two promissory notes. The first note totals
$130,000, bears interest at 7% per annum, and requires principal and interest payments totaling $900 per month through April 2012, at which date the unpaid principal is due. The second note totals $300,000, bears interest at 1% per annum, and has payments due monthly out of available cash flow, as defined, with the unpaid principal balance due April 2014. The Partnership and a WNC subsidiary have executed a guarantee for the payment of both notes of Broken Bow and Sidney. In addition, several other commitments were made. Broken Bow and Sidney executed a grant deed to the lender in the event that either entity defaults under the terms and provisions of the notes. The deeds are held in escrow, and if Broken Bow or Sidney defaults on either note, the lender may, at its option, record the respective deed. In addition, the Partnership has assigned the lender as additional collateral all of its residual value interests, as defined, in all of the Local Limited Partnerships. The Partnership and the Local Limited Partnerships are prohibited from selling, assigning, transferring or further encumbering the Housing Complexes retained by each Local Limited Partnership.

As a result of the operating difficulties mentioned above, there is uncertainty as to additional costs, if any, that the Partnership may incur in connection with its investment in Broken Bow and Sidney and as to whether the Partnership will ultimately retain its interest in these Local Limited Partnerships. In the event the Partnership does not successfully retain its interest in Broken Bow and Sidney, the Partnership would be exposed to the cessation and recapture of the related tax credits. The Partnership's financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Financial Condition

The Partnership's assets at March 31, 2002 consisted primarily of $32,000 in cash, $4,000 in other assets and aggregate investments in the twenty-two Local Limited Partnerships of $6,678,000. Liabilities at March 31, 2002 primarily consisted of $4,000 of accrued expenses and $317,000 due to General Partner or affiliates for advances.

Results of Operations

Year Ended March 31, 2002 Compared to Year Ended March 31, 2001 The Partnerships net loss for the year ended March 31, 2002 was $(969,000), reflecting a decrease of $(2,000) from the net loss experienced for the year ended March 31, 2000 of $(971,000). The decline in net loss is due to a reduction in the equity in losses of limited partnerships which decreased by $115,000, offset by an increase in operating expenses of $111,000 and a decrease in income of $2,000.

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

Cash Flows

Year Ended March 31, 2002 Compared to Year Ended March 31, 2001 Net decrease in cash for the year ended March 31, 2002 was $(52,000) compared to a net decrease in cash for the year ended March 31, 2001 of $(96,000). The change of $44,000 was due primarily to a decrease in cash used in operating activities of $50,000 due primarily to the increase in accrued fees and expenses due to the General Partner and affiliates, offset by a net decrease of $6,000 in distributions from limited partnerships.

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

During the year ended March 31, 2002 and 2001 accrued payables, which consist of an advance from WNC & Associates, Inc. to fund an advance to Broken Bow of $165,000 and related party management fees due to the General Partner increased by $44,000, a net increase of $209,000. The General Partner does not anticipate that these accrued management fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership does not expect its future cash flows, together with its net available assets at March 31, 2002, to be sufficient to meet all currently foreseeable future cash requirements. Accordingly, WNC and Associates, Inc. has agreed to provide advances sufficient to fund the operations and working capital requirements of the Partnership through April 1, 2003.

Impact of New Accounting Pronouncement

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and generally, is to be applied prospectively. The Partnership has not yet completed its evaluation of the impact of SFAS 144 on its financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

Report of Independent Certified Public Accountants


To the Partners
WNC Housing Tax Credit Fund IV, L.P., Series 2


We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund IV, L.P., Series 2 (a California Limited Partnership) (the "Partnership") as of March 31, 2002 and 2001, and the related statements of operations, partners' equity (deficit) and cash flows for the years ended March 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 3 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investments in limited partnerships audited by other auditors represented 83% and 81% of the total assets of the Partnership at March 31, 2002 and 2001, respectively. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund IV, L.P., Series 2 (a California Limited Partnership) as of March 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended March 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

The Partnership currently has insufficient working capital to fund its operations. As discussed in Note 7 to the accompanying financial statements, WNC & Associates, Inc., has agreed to provide advances sufficient enough to fund the operations and working capital requirements of the Partnership through April 1, 2003.



                                                    /s/BDO SEIDMAN, LLP

Orange County, California
June 13, 2002

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                            March 31
                                                                 -------------------------------

                                                                     2002             2001
                                                                 --------------   --------------
 ASSETS

 Cash and cash equivalents                                     $        32,342  $        84,147
 Investments in limited partnerships,
   net (Notes 2, 3, 4 and 7)                                         6,677,963        7,432,933
 Other assets                                                            3,998              998
                                                                 --------------   --------------

                                                               $     6,714,303  $     7,518,078
                                                                 ==============   ==============

 LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

 Liabilities:
   Accrued expenses (Note 2)                                   $         4,000  $        48,569
   Accrued fees and expenses due to General
     Partner and affiliates (Note 4)                                   316,573          107,278
                                                                 --------------   --------------

      Total liabilities                                                320,573          155,847
                                                                 --------------   --------------

 Commitments and contingencies (Notes 2, 3 and 7)

 Partners' equity (deficit):
    General partner                                                    (88,375)         (78,690)
    Limited partners (20,000 units authorized;
      15,600 units issued and outstanding)                           6,482,105        7,440,921
                                                                 --------------   --------------

          Total partners' equity                                     6,393,730        7,362,231
                                                                 --------------   --------------

                                                               $     6,714,303  $     7,518,078
                                                                 ==============   ==============

See report of independent certified public accountants and accompanying notes to financial statements.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS



                                                                   For the Years Ended March 31
                                                         --------------------------------------------------
                                                              2002              2001              2000
                                                         ---------------    -------------     -------------
Interest income                                        $          2,083   $        7,274    $       14,374
Reporting fees                                                    5,800            2,950             4,000
                                                         ---------------    -------------     -------------
Total income                                                      7,883           10,224            18,374
                                                         ---------------    -------------     -------------
Operating expenses:
   Amortization (Notes 3 and 4)                                  37,932           40,934            40,935
   Asset management fees (Note 4)                                44,000           44,000            42,900
   Provision for uncollectible advances to limited
      partnership (Note 2)                                      165,000                -                 -
   Other                                                         12,664           64,443            38,177
   Impairment on investments in limited
      partnerships (Notes 2 and 3)                                    -                -           766,559
                                                         ---------------    -------------     -------------
         Total operating expenses                               259,596          149,377           888,571
                                                         ---------------    -------------     -------------
Loss from operations                                           (251,713)        (139,153)         (870,197)

Equity in losses of limited
  partnerships (Note 3)                                        (716,788)        (831,638)         (992,162)
                                                         ---------------    -------------     -------------
Net loss                                               $       (968,501) $      (970,791)   $   (1,862,359)
                                                         ===============    =============     =============
Net loss allocated to:
   General partner                                     $         (9,685) $        (9,708)   $      (18,624)
                                                         ===============    =============     =============
   Limited partners                                    $       (958,816) $      (961,083)   $   (1,843,735)
                                                         ===============    =============     =============
Net loss per limited partner unit                      $         (61.46) $        (61.61)   $      (118.19)
                                                         ===============    =============     =============
Outstanding weighted limited partner units                       15,600           15,600            15,600
                                                         ===============    =============     =============

See report of independent certified public accountants and accompanying notes to financial statements.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                For The Years Ended March 31, 2002, 2001 and 2000


                                                             General             Limited              Total
                                                             Partner             Partners
                                                          ---------------     ---------------     --------------
Partners' equity (deficit) at March 31, 1999            $        (50,358)  $     10,245,739    $    10,195,381

Net loss                                                         (18,624)        (1,843,735)        (1,862,359)
                                                          ---------------     ---------------     --------------

Partners' equity (deficit) at March 31, 2000                     (68,982)         8,402,004          8,333,022

Net loss                                                          (9,708)          (961,083)          (970,791)
                                                          ---------------     ---------------     --------------

Partners' equity (deficit) at March 31, 2001                     (78,690)         7,440,921          7,362,231

Net loss                                                          (9,685)          (958,816)          (968,501)
                                                          ---------------     ---------------     --------------
Partners' equity (deficit) at March 31, 2002            $        (88,375)  $      6,482,105    $     6,393,730
                                                          ===============     ===============     ==============

See report of independent certified public accountants and accompanying notes to financial statements.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS



                                                                  For the Years Ended March 31
                                                       ---------------------------------------------------
                                                           2002               2001               2000
                                                       --------------     -------------      -------------
Cash flows from operating activities:
  Net loss                                           $      (968,501)  $      (970,791)   $    (1,862,359)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
    Amortization                                              37,932            40,934             40,935
    Impairment loss on investments in limited
      partnerships                                                 -                 -            766,559
    Equity in losses of limited
      partnerships                                           716,788           831,638            992,162
    Change in other assets                                    (3,000)                -                  -
    Change in accrued expenses                               (44,569)          (38,396)                 -
    Change in accrued fees and expenses
     due to General Partner and affiliates                   209,295            34,680             42,876
                                                       --------------     -------------      -------------
Net cash used in operating activities                        (52,055)         (101,935)           (19,827)
                                                       --------------     -------------      -------------
Cash flows from investing
  activities:
  Investments in limited
    partnerships, net                                              -                 -           (251,149)
  Distributions from limited
    partnerships                                                 250             5,949             19,667
  Cash advances to limited partnerships                            -                 -           (120,906)
                                                       --------------     -------------      -------------
Net cash provided by (used in) investing
  activities                                                     250             5,949           (352,388)
                                                       --------------     -------------      -------------
Net decrease in cash and cash
  equivalents                                                (51,805)          (95,986)          (372,215)

Cash and cash equivalents,
  beginning of period                                         84,147           180,133            552,348
                                                       --------------     -------------      -------------
Cash and cash equivalents, end of
  period                                             $        32,342    $       84,147     $      180,133
                                                       ==============     =============      =============
SUPPLEMENTAL DISCLOSURE
   OF CASH FLOW INFORMATION:
    Taxes paid                                       $           800    $          800     $          800
                                                       ==============     =============      =============

See report of independent certified public accountants and accompanying notes to financial statements.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2002, 2001 and 2000





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

The general partner is WNC Tax Credit Partners, IV, L.P. (the "General Partner"), a California limited partnership. WNC & Associates, Inc. ("WNC") is the general partner of the General Partner. The chairman and president own substantially all of the outstanding stock of WNC.

The Partnership shall continue in full force and effect until December 31, 2050 unless terminated prior to that date pursuant to the partnership agreement.

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

                For The Years Ended March 31, 2002, 2001 and 2000




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

Method of Accounting For Investments in Limited Partnerships
------------------------------------------------------------

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnership's results of operations and for any distributions received. The accounting policies of the Local Limited Partnership are consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Notes 3 and 4).

Equity in losses from Local Limited Partnerships for the years ended March 31, 2002, 2001 and 2000 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships and on three months of results estimated by management of the Partnership. Equity in losses from the limited partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 3).

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2002, 2001 and 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Offering Expenses
-----------------

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of partners' capital and amounted to $1,971,172 at the end of all periods presented.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Cash and Cash Equivalents
-------------------------

The Partnership considers highly liquid investments with maturities of three months or less when purchased to be cash equivalents. As of March 31, 2002 and 2001, the Partnership had no cash equivalents.

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

Reporting Comprehensive Income
------------------------------

The Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income established standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Partnership had no items of other comprehensive income during the years ended March 31, 2002, 2001 and 2000, as defined by SFAS No. 130.

New Accounting Pronouncement
----------------------------

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and generally, is to be applied prospectively. The Partnership has not yet completed its evaluation of the impact of SFAS 144 on its financial position or results of operations.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2002, 2001 and 2000



NOTE 2 - UNCERTAINTY AND  COMMITMENTS  WITH RESPECT TO INVESTMENTS IN BROKEN BOW
--------------------------------------------------------------------------------
         AND SIDNEY, continued
         ---------------------

The Partnership has two investments accounted for under the equity method, consisting of 99% limited partnership interests in each of Broken Bow Apartments I, Limited Partnership ("Broken Bow") and Sidney Apartments I, Limited Partnership ("Sidney").

During the year ended March 31, 2000, Broken Bow and Sidney continued to experience operational difficulties and negative cash flows from operations, and ceased paying their lender. Foreclosure procedures were commenced by these two Local Limited Partnerships' lender. Management performed an evaluation of the Partnership's remaining investment balances in Broken Bow and Sidney, including any other anticipated costs and determined that an impairment adjustment was necessary. An impairment loss of $766,559 was recognized for the year ended March 31, 2000. This impairment loss included $558,688 in remaining net book value of the Partnership's investments in Broken Bow and Sidney, $120,906 and $30,753 of cash advances, a $37,670 accrual for anticipated legal costs, and $18,542 of estimated accounting and other related costs.

As a result of the foregoing, the Partnership, Broken Bow, Sidney, and a WNC subsidiary executed a work-out agreement with the lender (the "Agreement"), which was effective December 14, 2001. Broken Bow was required to pay to the lender $165,000 as a partial settlement of the indebtedness due and owing by Broken Bow due to the fact that their loan was a construction loan. The Partnership advanced the aforementioned monies to Broken Bow and fully reserved the amount as of March 31, 2002. The balance of the indebtedness due and owing to the lender by Broken Bow was satisfied by the execution of two promissory notes. The first note totals $85,000, bears interest at 7% per annum, and requires principal and interest payments totaling $600 per month through April 2014, at which date the unpaid principal balance is due. The second note totals $500,000, bears interest at 1% per annum, and has payments due monthly out of available cash flow, as defined, with the unpaid principal balance due April 2014. The balance of the indebtedness due and owing to the lender by Sidney was satisfied by the execution of two promissory notes. The first note totals
$130,000, bears interest at 7% per annum, and requires principal and interest payments totaling $900 per month through April 2012, at which date the unpaid principal is due. The second note totals $300,000, bears interest at 1% per annum, and has payments due monthly out of available cash flow, as defined, with the unpaid principal balance due April 2014. The Partnership and a WNC subsidiary have executed a guarantee for the payment of both notes of Broken Bow and Sidney. In addition, several other commitments were made. Broken Bow and Sidney executed a grant deed to the lender in the event that either entity defaults under the terms and provisions of the notes. The deeds are held in escrow, and if Broken Bow or Sidney defaults on either note, the lender may, at its option, record the respective deed. In addition, the Partnership has assigned the lender as additional collateral all of its residual value interests, as defined, in all of the Local Limited Partnerships. The Partnership and the Local Limited Partnerships are prohibited from selling, assigning, transferring or further encumbering the Housing Complexes retained by each Local Limited Partnership.

As a result of the operating difficulties mentioned above, there is uncertainty as to additional costs, if any, that the Partnership may incur in connection with its investment in Broken Bow and Sidney and as to whether the Partnership will ultimately retain its interest in these Local Limited Partnerships. In the event the Partnership does not successfully retain its interest in Broken Bow and Sidney, the Partnership would be exposed to the cessation and recapture of the related tax credits. The Partnership's financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2002, 2001 and 2000


NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of March 31, 2002, the Partnership had acquired limited partnership interests in twenty-two Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 892 apartment units. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is entitled to 96% to 99%, as specified in the partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Limited Partnerships.

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2002 and 2001 are approximately $502,000 and $454,000, respectively, greater than the Partnership's equity as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to unrecorded losses, as discussed below, acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account and to capital contributions payable to the limited partnerships which were netted against partner capital in the Local Limited Partnership's financial statements. The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the losses recorded by the Partnership for the three month period ended March 31, and the impairment of two Local Limited Partnerships (see Note 2).

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

At March 31, 2002, the investment accounts in certain Local Limited Partnerships had reached a zero balance. Consequently a portion of the Partnership's estimate of its share of losses for the year ended March 31, 2002, 2001 and 2000 amounting to approximately $140,000, $36,000 and $9,000 have not been recognized. As of March 31, 2002, the aggregate share of net losses not recognized by the Partnership amounted to $209,000.

Following is a summary of the equity method activity of the investments in limited partnerships for the periods presented:

                                                                         For the Years Ended
                                                                               March 31
                                                              -------------------------------------------
                                                                 2002           2001            2000
                                                              -----------    -----------    -------------

Investments per balance sheet, beginning of year            $  7,432,933   $  8,311,454   $   10,092,782
Tax credit adjustment                                                  -              -          (62,593)
Impairment loss on investments in limited partnerships
   (Note 2)                                                            -              -         (766,559)
Capital contributions payable to Sidney and Broken Bow
   offset to book value                                                -              -         (107,283)
Accrued expense (Note 2)                                               -              -           86,965
Cash advances (Note 2)                                                 -              -          120,906
Distributions received                                              (250)        (5,949)         (19,667)
Equity in losses of limited partnerships                        (716,788)      (831,638)        (992,162)
Amortization of capitalized acquisition fees and costs           (37,932)       (40,934)         (40,935)
                                                              -----------    -----------    -------------
Investments per balance sheet, end of period                $  6,677,963   $  7,432,933   $    8,311,454
                                                              ===========    ===========    =============

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2002, 2001 and 2000


NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

The financial information from the individual financial statements of the Local Limited Partnerships includes rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted against interest expense. Approximate combined condensed financial information from the individual financial statements of the Local Limited Partnerships as of December 31 and for the years then ended is as follows (Combined condensed financial information for Broken Bow and Sidney were previously excluded from the 2000 and 1999 presentation but have now been included in all periods presented. See Note 2 for further discussion):

                        COMBINED CONDENSED BALANCE SHEETS

                                                                                         2001                2000
                                                                               ---------------     ---------------
                                                                                                       (restated)
ASSETS

Land                                                                         $      1,634,000    $      1,634,000
Buildings, net of accumulated amortization of $8,489,000 and
   $7,023,000 for 2001 and 2000, respectively                                      31,695,000          33,076,000
Due from affiliates                                                                    54,000              54,000
Other assets                                                                        2,532,000           2,245,000
                                                                               ---------------     ---------------

                                                                             $     35,915,000    $     37,009,000
                                                                               ===============     ===============


LIABILITIES

Mortgage and construction loans payable                                      $     26,069,000    $     26,555,000
Other liabilities (including due to related parties of $1,993,000 and
    $1,678,000 as of December 31, 2001 and  2000, respectively)                     2,742,000           2,457,000
                                                                               ---------------     ---------------

                                                                                   28,811,000          29,012,000
                                                                               ---------------     ---------------

PARTNERS' CAPITAL

WNC Housing Tax Credit Fund IV, L.P., Series 2                                      6,176,000           6,979,000
Other partners                                                                        928,000           1,018,000
                                                                               ---------------     ---------------

                                                                                    7,104,000           7,997,000
                                                                               ---------------     ---------------

                                                                             $     35,915,000    $     37,009,000
                                                                               ===============     ===============

                                       25

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2002, 2001 and 2000





NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                 2001                2000               1999
                                                            ---------------     ---------------    ---------------
                                                                                  (restated)         (restated)

Revenues                                                  $      4,121,000   $       3,930,000   $      3,892,000
                                                            ---------------     ---------------    ---------------
Expenses:
  Operating expenses                                             2,559,000           2,368,000          2,255,000
  Interest expense                                               1,100,000           1,191,000          1,268,000
  Depreciation and amortization                                  1,347,000           1,367,000          1,316,000
                                                            ---------------     ---------------    ---------------
   Total expenses                                                5,006,000           4,926,000          4,839,000
                                                            ---------------     ---------------    ---------------
Net loss                                                  $       (885,000)  $        (996,000)  $       (947,000)
                                                            ===============     ===============    ===============
Net loss allocable to the Partnership                     $       (874,000)  $        (985,000)  $       (935,000)
                                                            ===============     ===============    ===============
Net loss recorded by the Partnership                      $       (717,000)  $        (832,000)  $       (992,000)
                                                            ===============     ===============    ===============

Certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related tax credits could occur (furthermore see Note 7).

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership is obligated to the General Partner or its affiliates for the following items:

     Acquisition fees of up to 8% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,058,950. Accumulated amortization of these capitalized costs was $302,638 and $269,703 as of March 31, 2002 and 2001, respectively. Of the accumulated amortization recorded on the balance sheet at March 31, 2001, $67,480 of the related expense was reflected as equity in losses of limited partnerships on the statement of operations during the fourth quarter of the year ended March 31, 2001 to reduce the respective net acquisition fee component of investments in local limited partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

Reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.2% of the gross proceeds. The Partnership incurred acquisition costs of $169,103, at the end of all periods presented, which have been included in investments in limited partnerships. Accumulated amortization was $110,059 and $46,011, as of March 31, 2002 and 2001, respectively. Of the accumulated amortization recorded on the balance sheet at March 31, 2001, $15,258 of the related expense was reflected as equity in losses of limited partnerships on the statement of operations during the fourth quarter of the year ended March 31, 2001 to reduce the respective net acquisition cost component of investments in local limited partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance. During the year ended March 31, 2002, an additional $59,051 was recognized under the same methodology.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2002, 2001 and 2000




NOTE  4  -  RELATED  PARTY TRANSACTIONS, continued
 --------------------------------------------------

          An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages. Management fees of $44,000, $44,000 and $42,900 were incurred during the years ended March 31, 2002, 2001 and 2000, respectively, of which $0, $3,750 and $3,750 were paid during the years ended March 31, 2002, 2001 and 2000, respectively.

          A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2003 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to General Partner and affiliates consisted of the following:

                                                                                   March 31
                                                                        -------------------------------
                                                                           2002              2001
                                                                        ------------    ---------------

Reimbursement for expenses paid by the General
  Partner or an affiliate                                             $     166,414   $          1,119

Asset management fee payable                                                150,159            106,159
                                                                        ------------    ---------------

Total                                                                 $     316,573   $        107,278
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

                For The Years Ended March 31, 2002, 2001 and 2000


NOTE 5 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the years ended March 31, 2002 and 2001.

                                                June 30          September 30        December 31          March 31
                                            ----------------    ---------------     ---------------    ---------------

                  2002
                  ----

Income                                    $             800   $            700    $            500   $          6,000

Operating expenses                                  (26,000)           (28,000)           (190,000)           (16,000)

Equity in losses of limited partnerships           (168,000)          (200,000)           (138,000)          (211,000)

Net loss                                           (194,000)          (227,000)           (328,000)          (218,000)

Loss available to limited partners                 (192,000)          (225,000)           (325,000)          (217,000)

Loss per limited partner unit                           (12)               (14)                (21)               (14)

                  2001
                  ----

Income                                    $           2,000   $          2,000    $          2,000   $          4,000

Operating expenses                                  (42,000)           (56,000)            (26,000)           (25,000)

Equity in losses of limited partnerships           (187,000)          (186,000)           (187,000)          (272,000)

Net loss                                           (227,000)          (240,000)           (211,000)          (293,000)

Loss available to limited partner                  (224,000)          (238,000)           (208,000)          (291,000)

Loss per limited partner unit                           (14)               (15)                (13)               (19)

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2002, 2001 and 2000

NOTE 7 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

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

The six Local Limited Partnerships (hereinafter referred to as "Defendants") were defendants in a separate lawsuit. The lawsuit was filed by eight other partnerships in which the local general partner of the Local Limited Partnerships is or was involved (the "Plaintiffs"). The Plaintiffs allege that the local general partner accepted funds from the Plaintiffs and improperly loaned these funds to the Defendants. In July 2001, this lawsuit was settled for an aggregate amount of $35,000. The Partnership's allocated share of $11,700 had been accrued in full at March 31, 2001 and paid in full at March 31, 2002.

The Partnership currently has insufficient working capital to fund its operations. WNC and Associates, Inc., the general partner of the General Partner of the Partnership, has agreed to provide advances sufficient enough to fund the operations and working capital requirements of the Partnership through April 1, 2003.

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

Directors and Executive Officers of WNC & Associates, Inc

The directors of WNC & Associates, Inc. are Wilfred N. Cooper, Sr., who serves as Chairman of the Board, David N. Shafer, Wilfred N. Cooper, Jr. and Kay L. Cooper. The principal shareholders of WNC & Associates, Inc. is a trust established by Wilfred N. Cooper, Sr.

Wilfred N. Cooper, Sr., age 71, is the founder, Chairman, Chief Executive Officer, and a Director of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the programs previously sponsored by the Sponsor. Mr. Cooper has been involved in real estate investment and acquisition activities since 1968. Previously, during 1970 and 1971, he was founder and principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director of the National Association of Home Builders (NAHB) and a National Trustee for NAHB's Political Action Committee, a Director of the National
Housing Conference (NHC) and a member of NHC's Executive Committee and a Director of the National Multi-Housing Council (NMHC). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 39, is President, Executive Vice President, Chief Operating Officer, a Director and a member of the Acquisition Committee of WNC & Associates, Inc. He is President of, and a registered principal with, WNC Capital Corporation, a member firm of the NASD, and is a Director of WNC Management, Inc. He has been involved in investment and acquisition activities with respect to real estate since he joined the Sponsor in 1988. Prior to this, he served as Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Advisory Board for LIHC Monthly Report, a Director of NMHC and an Alternate Director of NAHB. He graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 50, is Executive Vice President, a Director, General Counsel, and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been involved in real estate investment and acquisition activities since 1984. Prior to joining the Sponsor in 1990, he was practicing law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Thomas J. Riha, age 47, became Chief Financial Officer effective January 2001. Prior to his appointment as Chief Financial Officer he was Vice President - Asset Management and a member of the Acquisition Committee of WNC & Associates, Inc. and a Director and Chief Executive Officer of WNC Management, Inc. Mr. Riha has been involved in acquisition and investment activities with respect to real estate since 1979. Prior to joining the Sponsor in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Sy P. Garban, age 56, is Vice President - National Sales of WNC & Associates, Inc. and has been employed by the Sponsor since 1989. Mr. Garban has been involved in real estate investment activities since 1978. Prior to joining the Sponsor he served as Executive Vice President of MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

Michael J. Gaber, age 36, is Vice President - Acquisitions and a member of the Acquisitions Committee of WNC & Associates, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been employed with WNC since 1997. Prior to joining WNC & Associates, Inc., he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with the H.F. Ahmanson company, parent to Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

David Turek, age 47, is Vice President - Originations of WNC & Associates, Inc. He has been involved with real estate investment and finance activities since 1976 and has been employed by WNC & Associates, Inc. since 1996. From 1995 to 1996, Mr. Turek served as a consultant for a national Tax Credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of Tax Credit properties. From 1990 to 1995, he was involved in the development of conventional and tax credit multi-family housing. He is a Director with the Texas Council for Affordable Rural Housing and graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

Kay L. Cooper, age 65, is a Director of WNC & Associates, Inc. Mrs. Cooper was the founder and sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until 1998. She is the wife of Wilfred N. Cooper, Sr., the mother of Wilfred N. Cooper, Jr. and the sister of John B. Lester, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or Associates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee of the greater of (i) $2,000 per multi-family housing complex or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on changes in the Consumer Price Index, however in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnerships and the Partnership's allocable share of the amount of indebtedness related to the Housing Complexes. Fees of $44,000, $44,000 and $43,000 were incurred during the years ended March 31, 2002, 2001 and 2000, respectively. The Partnership paid the General Partner or its affiliates $0, $4,000 and $4,000 of those fees during the years ended March 31, 2002, 2001 and 2000, respectively.

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

(c) Operating Expense. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $39,000, $58,000 and $31,000 during the years ended March 31, 2002, 2001 and 2000, respectively.

(d) Interest in Partnership. The General Partners receives 1% of the Partnership's allocated Low Income Housing Credits, which approximated $22,000, $22,000 and $20,000 for the General Partner for the years ended March 31, 2002, 2001 and 2000. The General Partner is also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partner during the years ended March 31, 2002, 2001 and 2000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          Security Ownership of Certain Beneficial Owners

(a)       Security Ownership of Certain Beneficial Owners
          -----------------------------------------------

          The following is the only limited partner known to the General Partner to own beneficially in excess of 5% of the outstanding Units.

                                         Name and Address of                Amount of Units
                 Title of Class          Beneficial Owner                      Controlled     Percent of Class
         ----------------------------------------------------------------------------------- -------------------

         Units of Limited Partnership    Sempra Energy Financial               4,000 Units            25.6%
         Interests                       P.O. Box 126943
                                         San Diego, CA 92113-6943

     (b)  Security Ownership of Management
          --------------------------------

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

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements

(a)(1)   Financial statements included in Part II hereof:
         -----------------------------------------------

         Report of Independent Certified Public Accountants
         Balance Sheets, March 31, 2002 and 2001
         Statements of Operations for the years ended March 31, 2002, 2001 and
           2000
         Statements of Partners' Equity (Deficit) for the years ended March
           31, 2002, 2001 and 2000
         Statements of Cash Flows for the years ended March 31, 2002, 2001 and
           2000
         Notes to Financial Statements

(a)(2)   Financial statement schedules included in Part IV hereof:
         --------------------------------------------------------

         Report  of  Independent   Certified  Public  Accountants  on  Financial
           Statement  Schedules
         Schedule III - Real Estate Owned by Local Limited Partnerships

(b)      Reports on Form 8-K
         -------------------

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

21.1 Financial statements of Pioneer Street Associates, a California Limited Partnership as of and for the years ended December 31, 2001 and 2000 together with independent auditors' report thereon; a significant subsidiary of the Partnership.

(d)      Financial statement schedules follow, as set forth in subsection (a)(2)
         ------------------------------------
         hereof.

              Report of Independent Certified Public Accountants on
                          Financial Statement Schedules





To the Partners
WNC Housing Tax Credit Fund IV, L.P., Series 2


The audits referred to in our report dated June 13, 2002, relating to the 2002, 2001 and 2000 financial statements of WNC Housing Tax Credit Fund IV, L.P., Series 2 (the "Partnership"), which is contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the financial information set forth therein.



                                                 /s/BDO SEIDMAN, LLP


Orange County, California
June 13, 2002

WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                          --------------------------------------  --------------------------------------------------
                                                 As of March 31, 2002                        As of December 31, 2001
                                          --------------------------------------  --------------------------------------------------
                                             Partnership's
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location     Partnerships     Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
Apartment Housing of            East Brewton,
East Brewton, Ltd.              Alabama      $ 1,192,000   $ 1,192,000       $ 1,139,000    $ 2,341,000    $  (254,000)  $ 2,087,000

Autumn Trace                    Silsbee,
Associates, Ltd.                Texas            412,000       412,000         1,243,000      2,058,000       (618,000)    1,440,000

Broken Bow Apartments I,        Broken Bow,
Limited Partnership             Nebraska         608,000       608,000           586,000      1,384,000       (171,000)    1,213,000

Candleridge Apartments          Waukee,
of Waukee L.P. II               Iowa             125,000       125,000           676,000        895,000       (202,000)      693,000

Chadwick Limited                Edan, North
Partnership                     Carolina         378,000       378,000         1,540,000      2,021,000       (344,000)    1,677,000

Comanche Retirement             Comanche,
Village, Ltd.                   Texas            136,000       136,000           589,000        761,000       (174,000)      587,000

Crossings II Limited Dividend
Housing Association Limited     Portage,
Partnership                     Michigan         432,000       432,000         5,812,000      6,952,000       (862,000)    6,090,000

EW, a Wisconsin Limited         Evansville,
Partnership                     Wisconson        164,000       164,000           613,000        900,000       (262,000)      638,000

Garland Street                  Malvarn,
Limited Partnership             Arkansas         164,000       164,000           690,000        927,000       (273,000)      654,000

Hereford Seniors                Hereford,
Community, Ltd.                 Texas            167,000       167,000           796,000      1,005,000       (167,000)      838,000

WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                          --------------------------------------  --------------------------------------------------
                                                 As of March 31, 2002                        As of December 31, 2001
                                          --------------------------------------  --------------------------------------------------
                                             Partnership's
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location     Partnerships     Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
Hickory Lane                    Newton,
Associates, Ltd                 Texas            174,000       174,000           593,000        950,000       (193,000)      757,000

Honeysuckle Court               Vidor,
Associates, Ltd.                Texas            339,000       339,000         1,159,000      1,833,000       (388,000)    1,445,000

Klimpel Manor,                  Fullerton,
Ltd                             California     1,774,000     1,774,000         1,297,000      3,588,000       (754,000)    2,834,000

Lamesa Seniors                  Lamesa,
Community, Ltd.                 Texas            143,000       143,000           669,000        820,000       (212,000)      608,000

Laredo Heights                  Navasota,
Apartments Ltd.                 Texas            225,000       225,000           981,000      1,374,000       (221,000)    1,153,000

Mountainview                    North
Apartments                      Wilkesboro,
Limited                         North
Partnership                     Carolina         195,000       195,000           989,000      1,212,000       (372,000)      840,000

Palestine Seniors               Palestine,
Community, Ltd.                 Texas            225,000       225,000         1,119,000      1,385,000       (265,000)    1,120,000

Pecan Grove
Limited                         Forrest City,
Partnership                     Arkansas         240,000       240,000         1,104,000      1,417,000       (427,000)      990,000

Pioneer Street                  Bakersfield,
Associates                      California     2,222,000     2,222,000         1,836,000      4,087,000     (1,023,000)    3,064,000

Sidney Apartments
I, Limited                      Sidney,
Partnership                     Nebraska         530,000       530,000           431,000      1,420,000       (214,000)    1,206,000

Southcove                       Orange Cove,
Associates                      California     2,000,000     2,000,000         1,521,000      3,448,000       (879,000)    2,569,000

Walnut Turn                     Buna,
Associates, Ltd.                Texas            188,000       188,000           686,000      1,040,000       (214,000)      826,000
                                             ------------  -----------       ------------  -------------   ------------ ------------
                                             $12,033,000   $12,033,000       $26,069,000   $ 41,818,000    $ 8,489,000  $ 33,329,000
                                             ============  ===========       ============  =============   ============ ============

WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                   ----------------------------------------------------------------------------------
                                                         For the year ended December 31, 2001
                                   ----------------------------------------------------------------------------------
                                                                              Year                     Estimated
                                                                           Investment                  Useful Life
         Partnership Name             Rental Income        Net loss          Acquired       Status      (Years)
---------------------------------------------------------------------------------------------------------------------
Apartment Housing of East
Brewton, Ltd.                              $   116,000       $  (74,000)            1998    Completed       40 Years

Autumn Trace Associates, Ltd.                  232,000          (33,000)            1994    Completed     27.5 Years

Broken Bow Apartments I, Limited
Partnership                                     49,000          (37,000)            1996    Completed       40 Years

Candleridge Apartments of Waukee
L.P. II                                        125,000           (9,000)            1995    Completed     27.5 Years

Chadwick Limited Partnership                   189,000          (36,000)            1994    Completed       50 Years

Comanche Retirement Village, Ltd.
                                                74,000          (13,000)            1994    Completed       30 Years

Crossings II Limited Dividend
Housing Association Limited
Partnership                                    738,000          (88,000)            1997    Completed       40 Years

EW, a Wisconsin Limited
Partnership                                     76,000          (33,000)            1994    Completed     27.5 Years

Garland Street Limited Partnership
                                                76,000          (31,000)            1994    Completed     27.5 Years

Hereford Seniors Community, Ltd.
                                                89,000          (11,000)            1995    Completed       40 Years

Hickory Lane Associates, Ltd                    90,000          (26,000)            1995    Completed     27.5 Years

Honeysuckle Court Associates, Ltd.
                                               202,000          (42,000)            1995    Completed     27.5 Years

Klimpel Manor, Ltd                             398,000          (52,000)            1994    Completed       40 Years

Lamesa Seniors Community, Ltd.
                                               110,000          (43,000)            1994    Completed       40 Years

Laredo Heights Apartments Ltd.                 181,000          (20,000)            1996    Completed       45 Years

Mountainview Apartments Limited
Partnership                                     99,000          (10,000)            1994    Completed       40 Years

Palestine Seniors Community, Ltd.
                                               134,000          (16,000)            1994    Completed       40 Years

WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                   ----------------------------------------------------------------------------------
                                                         For the year ended December 31, 2001
                                   ----------------------------------------------------------------------------------
                                                                              Year                     Estimated
                                                                           Investment                  Useful Life
         Partnership Name             Rental Income        Net loss          Acquired       Status      (Years)
---------------------------------------------------------------------------------------------------------------------
Pecan Grove Limited Partnership                124,000          (41,000)            1994    Completed     27.5 Years

Pioneer Street Associates                      487,000          (87,000)            1995    Completed     27.5 Years

Sidney Apartments I, Limited                    71,000          (36,000)
Partnership                                                                         1996    Completed       40 Years

Southcove Associates                           216,000         (120,000)            1994    Completed     27.5 Years

Walnut Turn Associates, Ltd.                    91,000          (27,000)            1995    Completed     27.5 Years
                                           ------------      -----------
                                           $ 3,967,000       $ (885,000)
                                           ============      ===========

WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                          --------------------------------------  --------------------------------------------------
                                                 As of March 31, 2001                        As of December 31, 2000(Restated)
                                          --------------------------------------  --------------------------------------------------
                                             Partnership's
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location     Partnerships     Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
Apartment Housing of            East Brewton,
East Brewton, Ltd.              Alabama      $ 1,192,000   $ 1,192,000       $ 1,145,000    $ 2,339,000    $  (168,000)  $ 2,171,000

Autumn Trace                    Silsbee,
Associates, Ltd.                Texas            412,000       412,000         1,253,000      2,059,000       (544,000)    1,515,000

Broken Bow Apartments I,        Broken Bow,
Limited Partnership             Nebraska         608,000       608,000           750,000      1,383,000       (130,000)    1,253,000

Candleridge Apartments          Waukee,
of Waukee L.P. II               Iowa             125,000       125,000           679,000        883,000       (171,000)      712,000

Chadwick Limited                Edan, North
Partnership                     Carolina         378,000       378,000         1,551,000      2,020,000       (298,000)    1,722,000

Comanche Retirement             Comanche,
Village, Ltd.                   Texas            136,000       136,000           591,000        748,000       (166,000)      582,000

Crossings II Limited Dividend
Housing Association Limited     Portage,
Partnership                     Michigan         432,000       432,000         5,905,000      6,952,000       (666,000)    6,286,000

EW, a Wisconsin Limited         Evansville,
Partnership                     Wisconson        164,000       164,000           613,000        882,000       (224,000)      658,000

Garland Street                  Malvarn,
Limited Partnership             Arkansas         164,000       164,000           693,000        924,000       (237,000)      687,000

Hereford Seniors                Hereford,
Community, Ltd.                 Texas            167,000       167,000           799,000      1,006,000       (142,000)      864,000

WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                          --------------------------------------  --------------------------------------------------
                                                 As of March 31, 2001                        As of December 31, 2000(Restated)
                                          --------------------------------------  --------------------------------------------------
                                             Partnership's
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location     Partnerships     Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
Hickory Lane                    Newton,
Associates, Ltd                 Texas            174,000       174,000           594,000        950,000       (160,000)      790,000

Honeysuckle Court               Vidor,
Associates, Ltd.                Texas            339,000       339,000         1,162,000      1,833,000       (323,000)    1,510,000

Klimpel Manor,                  Fullerton,
Ltd                             California     1,774,000     1,774,000         1,314,000      3,589,000       (649,000)    2,940,000

Lamesa Seniors                  Lamesa,
Community, Ltd.                 Texas            143,000       143,000           671,000        818,000       (184,000)      634,000

Laredo Heights                  Navasota,
Apartments Ltd.                 Texas            225,000       225,000         1,101,000      1,358,000       (179,000)    1,179,000

Mountainview                    North
Apartments                      Wilkesboro,
Limited                         North
Partnership                     Carolina         195,000       195,000           994,000      1,211,000       (197,000)    1,014,000

Palestine Seniors               Palestine,
Community, Ltd.                 Texas            225,000       225,000         1,124,000      1,385,000       (231,000)    1,154,000

Pecan Grove
Limited                         Forrest City,
Partnership                     Arkansas         240,000       240,000         1,109,000      1,402,000       (370,000)    1,032,000

Pioneer Street                  Bakersfield,
Associates                      California     2,222,000     2,222,000         1,862,000      4,087,000       (876,000)    3,211,000

Sidney Apartments
I, Limited                      Sidney,
Partnership                     Nebraska         530,000       530,000           430,000      1,419,000       (176,000)    1,243,000

Southcove                       Orange Cove,
Associates                      California     2,000,000     2,000,000         1,527,000      3,445,000       (753,000)    2,692,000

Walnut Turn                     Buna,
Associates, Ltd.                Texas            188,000       188,000           688,000      1,040,000       (179,000)      861,000
                                             ------------  -----------       ------------  -------------   ------------ ------------
                                             $12,033,000   $12,033,000       $26,555,000   $ 41,733,000    $(7,023,000) $ 34,710,000
                                             ============  ===========       ============  =============   ============ ============

WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001


                                   ----------------------------------------------------------------------------------
                                                         For the year ended December 31, 2000(Restated)
                                   ----------------------------------------------------------------------------------
                                                                             Year                     Estimated
                                                         Net Income       Investment                  Useful Life
         Partnership Name             Rental Income        (loss)          Acquired       Status      (Years)
---------------------------------------------------------------------------------------------------------------------
Apartment Housing of East
Brewton, Ltd.                              $   114,000       $  (89,000)            1998    Completed       40 Years

Autumn Trace Associates, Ltd.                  209,000          (47,000)            1994    Completed     27.5 Years

Broken Bow Apartments I, Limited
Partnership                                     41,000          (76,000)            1996    Completed       40 Years

Candleridge Apartments of Waukee
L.P. II                                        129,000           (4,000)            1995    Completed     27.5 Years

Chadwick Limited Partnership                   183,000          (27,000)            1994    Completed       50 Years

Comanche Retirement Village, Ltd.
                                                67,000          (16,000)            1994    Completed       30 Years

Crossings II Limited Dividend
Housing Association Limited
Partnership                                    648,000         (145,000)            1997    Completed       40 Years

EW, a Wisconsin Limited
Partnership                                     74,000          (67,000)            1994    Completed     27.5 Years

Garland Street Limited Partnership
                                                69,000          (30,000)            1994    Completed     27.5 Years

Hereford Seniors Community, Ltd.
                                                96,000                 0            1995    Completed       40 Years

Hickory Lane Associates, Ltd                    75,000          (32,000)            1995    Completed     27.5 Years

Honeysuckle Court Associates, Ltd.
                                               191,000          (47,000)            1995    Completed     27.5 Years

Klimpel Manor, Ltd                             374,000          (55,000)            1994    Completed       40 Years

Lamesa Seniors Community, Ltd.
                                               103,000          (26,000)            1994    Completed       40 Years

Laredo Heights Apartments Ltd.                 167,000            6,000             1996    Completed       45 Years

Mountainview Apartments Limited
Partnership                                     96,000          (18,000)            1994    Completed       40 Years

Palestine Seniors Community, Ltd.              148,000           11,000             1994    Completed       40 Years

WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                   ----------------------------------------------------------------------------------
                                                         For the year ended December 31, 2000(Restated)
                                   ----------------------------------------------------------------------------------
                                                                             Year                     Estimated
                                                         Net Income       Investment                  Useful Life
         Partnership Name             Rental Income        (loss)          Acquired       Status      (Years)
---------------------------------------------------------------------------------------------------------------------
Pecan Grove Limited Partnership                123,000          (58,000)            1994    Completed     27.5 Years

Pioneer Street Associates                      491,000          (80,000)            1995    Completed     27.5 Years

Sidney Apartments I, Limited
Partnership                                     57,000          (61,000)            1996    Completed       40 Years

Southcove Associates                           226,000         (103,000)            1994    Completed     27.5 Years

Walnut Turn Associates, Ltd.                    92,000          (32,000)            1995    Completed     27.5 Years
                                          ------------       -----------
                                          $  3,773,000       $ (996,000)
                                          ============       ===========

WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                          --------------------------------------  --------------------------------------------------
                                                 As of March 31, 2000                        As of December 31, 1999(Restated)
                                          --------------------------------------  --------------------------------------------------
                                             Partnership's
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location     Partnerships     Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
Apartment Housing of            East Brewton,
East Brewton, Ltd.              Alabama      $ 1,192,000   $ 1,192,000       $ 1,150,000    $ 2,339,000    $   (74,000)  $ 2,265,000

Autumn Trace                    Silsbee,
Associates, Ltd.                Texas            412,000       412,000         1,261,000      2,059,000       (469,000)    1,590,000

Broken Bow Apartments I,        Broken Bow,
Limited Partnership             Nebraska         608,000       608,000           750,000      1,383,000        (90,000)    1,293,000

Candleridge Apartments          Waukee,
of Waukee L.P. II               Iowa             125,000       125,000           682,000        883,000       (141,000)      742,000

Chadwick Limited                Edan, North
Partnership                     Carolina         378,000       378,000         1,561,000      2,010,000       (253,000)    1,757,000

Comanche Retirement             Comanche,
Village, Ltd.                   Texas            136,000       136,000           592,000        748,000       (138,000)      610,000

Crossings II Limited Dividend
Housing Association Limited     Portage,
Partnership                     Michigan         432,000       432,000         5,992,000      6,952,000       (470,000)    6,482,000

EW, a Wisconsin Limited         Evansville,
Partnership                     Wisconson        164,000       164,000           619,000        869,000       (189,000)      680,000

Garland Street                  Malvarn,
Limited Partnership             Arkansas         164,000       164,000           696,000        920,000       (200,000)      720,000

Hereford Seniors                Hereford,
Community, Ltd.                 Texas            167,000       167,000           802,000      1,005,000       (177,000)      888,000

WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                          --------------------------------------  --------------------------------------------------
                                                 As of March 31, 2000                        As of December 31, 1999(Restated)
                                          --------------------------------------  --------------------------------------------------
                                             Partnership's
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location     Partnerships     Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
Hickory Lane                    Newton,
Associates, Ltd                 Texas            174,000       174,000           596,000        924,000       (128,000)      796,000

Honeysuckle Court               Vidor,
Associates, Ltd.                Texas            339,000       339,000         1,165,000      1,780,000       (258,000)    1,522,000

Klimpel Manor,                  Fullerton,
Ltd                             California     1,774,000     1,774,000         1,962,000      3,576,000       (543,000)    3,033,000

Lamesa Seniors                  Lamesa,
Community, Ltd.                 Texas            143,000       143,000           673,000        818,000       (133,000)      685,000

Laredo Heights                  Navasota,
Apartments Ltd.                 Texas            225,000       225,000           995,000      1,350,000       (138,000)    1,212,000

Mountainview                    North
Apartments                      Wilkesboro,
Limited                         North
Partnership                     Carolina         195,000       195,000           998,000      1,211,000       (292,000)      919,000

Palestine Seniors               Palestine,
Community, Ltd.                 Texas            225,000       225,000         1,128,000      1,385,000       (198,000)    1,187,000

Pecan Grove
Limited                         Forrest City,
Partnership                     Arkansas         240,000       240,000         1,114,000      1,401,000       (312,000)    1,089,000

Pioneer Street                  Bakersfield,
Associates                      California     2,222,000     2,222,000         1,883,000      4,087,000       (729,000)    3,358,000

Sidney Apartments
I, Limited                      Sidney,
Partnership                     Nebraska         530,000       530,000           463,000      1,419,000       (138,000)    1,281,000

Southcove                       Orange Cove,
Associates                      California     2,000,000     2,000,000         1,532,000      3,445,000       (626,000)    2,819,000

Walnut Turn                     Buna,
Associates, Ltd.                Texas            188,000       188,000           690,000      1,015,000       (143,000)      872,000
                                             ------------  -----------       ------------  -------------   ------------ ------------
                                             $12,033,000   $12,033,000       $27,277,000   $ 41,579,000    $(5,779,000) $ 35,800,000
                                             ============  ===========       ============  =============   ============ ============

WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000




                                   ----------------------------------------------------------------------------------
                                                         For the year ended December 31, 2000(Restated)
                                   ----------------------------------------------------------------------------------
                                                                             Year                     Estimated
                                                         Net Income       Investment                  Useful Life
         Partnership Name             Rental Income        (loss)          Acquired       Status      (Years)
---------------------------------------------------------------------------------------------------------------------
Apartment Housing of East
Brewton, Ltd.                               $   91,000       $  (78,000)            1998    Completed       40 Years

Autumn Trace Associates, Ltd.                  204,000          (50,000)            1994    Completed     27.5 Years

Broken Bow Apartments I, Limited
Partnership                                     43,000         (111,000)            1996    Completed       40 Years

Candleridge Apartments of Waukee
L.P. II                                        120,000          (10,000)            1995    Completed     27.5 Years

Chadwick Limited Partnership                   188,000          (62,000)            1994    Completed       50 Years

Comanche Retirement Village, Ltd.
                                                68,000          (15,000)            1994    Completed       30 Years

Crossings II Limited Dividend
Housing Association Limited
Partnership                                    665,000         (140,000)            1997    Completed       40 Years

EW, a Wisconsin Limited
Partnership                                     99,000          (31,000)            1994    Completed     27.5 Years

Garland Street Limited Partnership
                                                66,000          (29,000)            1994    Completed     27.5 Years

Hereford Seniors Community, Ltd.
                                                93,000           (5,000)            1995    Completed       40 Years

Hickory Lane Associates, Ltd                   115,000          (16,000)            1995    Completed     27.5 Years

Honeysuckle Court Associates, Ltd.
                                               194,000          (23,000)            1995    Completed     27.5 Years

Klimpel Manor, Ltd                             362,000          (74,000)            1994    Completed       40 Years

Lamesa Seniors Community, Ltd.
                                                81,000          (11,000)            1994    Completed       40 Years

Laredo Heights Apartments Ltd.                 146,000           (3,000)            1996    Completed       45 Years

Mountainview Apartments Limited
Partnership                                     93,000          (13,000)            1994    Completed       40 Years

Palestine Seniors Community, Ltd.
                                               142,000            5,000             1994    Completed       40 Years

WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000


                                   ----------------------------------------------------------------------------------
                                                         For the year ended December 31,1999(Restated)
                                   ----------------------------------------------------------------------------------
                                                                             Year                     Estimated
                                                         Net Income       Investment                  Useful Life
         Partnership Name             Rental Income        (loss)          Acquired       Status      (Years)
---------------------------------------------------------------------------------------------------------------------
Pecan Grove Limited Partnership                120,000          (42,000)            1994    Completed     27.5 Years

Pioneer Street Associates                      482,000          (54,000)            1995    Completed     27.5 Years

Sidney Apartments I, Limited                    62,000          (47,000)
Partnership                                                                         1996    Completed       40 Years

Southcove Associates                           213,000         (109,000)            1994    Completed     27.5 Years

Walnut Turn Associates, Ltd.                    90,000          (29,000)            1995    Completed     27.5 Years
                                           -----------      ------------
                                           $ 3,737,000      $  (947,000)
                                           ===========      ============

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

WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2

By:    WNC & Associates, Inc.       General Partner

By: /s/ Wilfred N. Cooper, Sr.
    --------------------------
Wilfred N. Cooper, Sr.,
Chairman and Chief Executive Officer of WNC & Associates, Inc.

Date:  July 12, 2002


By: /s/ Thomas J. Riha
    ------------------
Thomas J. Riha
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date:  July 12, 2002



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/ Wilfred N. Cooper, Jr.
   --------------------------
Wilfred N. Cooper, Jr., President and Director of WNC & Associates, Inc.

Date:  July 12, 2002


By: /s/ David N. Shafer
    -------------------
David N Shafer, Director of WNC & Associates, Inc.

Date:  July 12, 2002