Form 10-Q
period 2002-06-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 2002-08-23
CIK 913497

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                               INDEX TO FORM 10-Q

                       For the Quarter Ended June 30, 2002



PART I. FINANCIAL INFORMATION

       Item 1. Financial Statements

                Balance Sheets
                  June 30, 2002 and March 31, 2002.............................3

                Statements of Operations
                  For the three months ended June 30, 2002 and 2001............4

                Statement of Partners' Equity (Deficit)
                  For the three months ended June 30, 2002.....................5

                Statements of Cash Flows
                  For the three months ended June 30, 2002 and 2001............6

                Notes to Financial Statements..................................7

       Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...............15

       Item 3.  Quantitative and Qualitative Disclosures about Market Risks...18


PART II. OTHER INFORMATION

       Item 1.  Legal Proceedings.............................................18

       Item 6.  Exhibits and Reports on Form 8-K..............................18

       Signatures.............................................................19

       Certification Pursuant To 18 U.S.C. Section 1350.......................20

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                                   June 30, 2002                   March 31, 2002
                                                              ------------------------          --------------------
                                                                    (unaudited)
ASSETS

Cash and cash equivalents                                   $                 27,180          $             32,342
Investments in limited partnerships, net (Note 3)                          6,530,270                     6,677,963
Other assets                                                                     998                         3,998
                                                              ------------------------          --------------------

                                                            $              6,558,448          $          6,714,303
                                                              ========================          ====================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Liabilities:
   Accrued expenses                                         $                      -          $              4,000
   Accrued fees and expenses due to General Partner
      and affiliates (Note 4)                                                331,275                       316,573
                                                              ------------------------          --------------------

Total liabilities                                                            331,275                       320,573
                                                              ------------------------          --------------------

Commitments and Contingencies (Note 6)

Partners' equity (deficit):
   General Partner                                                           (90,041)                      (88,375)
   Limited Partners (20,000 units authorized,
     15,600 units issued and outstanding)                                  6,317,214                     6,482,105
                                                                                                --------------------
                                                              ------------------------
Total partners' equity                                                     6,227,173                     6,393,730
                                                              ------------------------          --------------------

                                                            $              6,558,448          $          6,714,303
                                                              ========================          ====================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2002 and 2001
                                   (unaudited)

                                                               2002                          2001
                                                     -------------------------      ------------------------

  Interest income                                  $                     120      $                    806
                                                     -------------------------      ------------------------

  Operating expenses:
     Amortization (Note 3)                                             9,422                         9,483
     Asset management fees (Note 4)                                   11,000                        11,000
     Legal & accounting                                                1,695                         1,704
     Other                                                             6,289                         4,014
                                                     -------------------------      ------------------------

        Total operating expenses                                      28,406                        26,201
                                                     -------------------------      ------------------------

  Loss from operations                                               (28,286)                      (25,395)

  Equity in losses of
     limited partnerships (Note 3)                                  (138,271)                     (168,342)
                                                     -------------------------      ------------------------

  Net loss                                         $                (166,557)     $               (193,737)
                                                     =========================      ========================

  Net loss allocated to:
     General Partner                               $                  (1,666)     $                 (1,937)
                                                     =========================      ========================

     Limited Partners                              $                (164,891)     $               (191,800)
                                                     =========================      ========================

  Net loss per weighted limited
    partner unit                                   $                     (11)     $                    (12)
                                                     =========================      ========================

  Outstanding weighted limited
    partner units                                                     15,600                        15,600
                                                     =========================      ========================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                    For the Three Months Ended June 30, 2002
                                   (unaudited)



                                                             General              Limited
                                                             Partner              Partners             Total
                                                         ----------------      ---------------    ----------------

Partners' equity (deficit) at March 31, 2002           $        (88,375)     $    6,482,105     $      6,393,730

Net loss                                                         (1,666)           (164,891)            (166,557)
                                                         ----------------      ---------------    ----------------

Partners' equity (deficit) at June 30, 2002            $        (90,041)     $    6,317,214     $      6,227,173
                                                         ================      ===============    ================














                See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2002 and 2001
                                   (unaudited)

                                                                           2002                  2001
                                                                     -----------------     -----------------
Cash flows from operating activities:
   Net loss                                                        $        (166,557)    $        (193,737)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
          Amortization                                                         9,422                 9,483
          Equity in losses of limited partnerships                           138,271               168,342
          Change in other assets                                               3,000                     -
          Change in accrued expenses                                               -                (2,093)
          Change in accrued fees and expenses due
to
              General Partner and affiliates                                  10,702                18,011
                                                                     -----------------     -----------------
     Net cash provided by (used in) operating activities                      (5,162)                    6
                                                                     -----------------     -----------------

Cash flows from investing activities:
          Distributions from limited partnerships                                  -                 2,250
                                                                     -----------------     -----------------
     Net cash provided by operating activities                                     -                 2,250
                                                                     -----------------     -----------------

Net increase (decrease) in cash and cash equivalents                          (5,162)                2,256

Cash and cash equivalents, beginning of period                                32,342                84,147
                                                                     -----------------     -----------------

Cash and cash equivalents, end of period                           $          27,180     $          86,403
                                                                     =================     =================


SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW INFORMATION:

  Taxes paid                                                       $             800     $             800
                                                                     ================      =================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Quarter Ended June 30, 2002
                                   (unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2002.

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

The general partner of the Partnership is WNC Tax Credit Partners IV, L.P. (the "General Partner") a California limited partnership. The general partner of the General Partner is WNC & Associates, Inc. ("Associates"). The chairman and president own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through the general partner as the Partnership has no employees of its own

The Partnership shall continue in full force and effect until December 31, 2050 unless terminated prior to that date pursuant to the partnership agreement or law.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2002
                                   (unaudited)

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2002
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Offering Expenses (continued)
-----------------------------

Offering expenses are reflected as a reduction of partners' capital and amounted to $970,717 as of June 30, 2002 and March 31, 2002.

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

Cash and Cash Equivalents
-------------------------

The Partnership considers highly liquid investments with maturity of three months or less when purchased to be cash equivalents. As of June 30, 2002 and March 31, 2002, the Partnership had no cash equivalents.

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

Reporting Comprehensive Income
------------------------------

The Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income established standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Partnership had no items of other comprehensive income for all periods presented, as defined by SFAS No. 130.

New Accounting Pronouncement
----------------------------

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and generally, is to be applied prospectively. The Partnership does not expect SFAS 144 to have a material impact on the Partnership's financial position or results of operations.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2002
                                   (unaudited)


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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2002
                                   (unaudited)


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

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                  For the Three Months
                                                                          Ended              For the Year Ended
                                                                      June 30, 2002            March 31, 2002
                                                                 ------------------------    -------------------

   Investments in limited partnerships, beginning of period    $              6,677,963    $         7,432,933
   Distributions received from limited partnerships                                   -                   (250)
   Equity in losses of limited partnerships                                    (138,271)              (716,788)
   Amortization of capitalized acquisition fees and costs                        (9,422)               (37,932)
                                                                 ------------------------    -------------------
   Investments in limited partnerships, end of period          $              6,530,270    $         6,677,963
                                                                 ========================    ===================

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2002
                                   (unaudited)

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Selected financial information for the three months ended June 30, 2002 and 2001 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested are as follows: (Combined condensed financial information for Broken Bow and Sidney were previously excluded from the 2001 presentation but have now been included in the periods presented. See Note 2 for further discussion):

                                     COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                        2002                        2001
                                                                 --------------------         ------------------
                                                                                                 (Restated)

      Revenues                                                 $          1,030,000         $          994,000
                                                                 --------------------         ------------------

      Expenses:
         Interest expense                                                   275,000                    313,000
         Depreciation & amortization                                        339,000                    342,000
         Operating expenses                                                 637,000                    593,000
                                                                 --------------------         ------------------
             Total expenses                                               1,251,000                  1,248,000
                                                                 --------------------         ------------------


      Net loss                                                 $           (221,000)        $         (254,000)
                                                                 ====================         ==================

      Net loss allocable to the Partnership                    $           (219,000)        $         (252,000)
                                                                 ====================         ==================

      Net loss recorded by the Partnership                     $           (138,000)        $         (168,000)
                                                                 ====================         ==================


Certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related tax credits could occur (furthermore, see Note 6).

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2002
                                   (unaudited)



NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee of the greater of (i) $2,000 per multi-family housing complex or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on changes in the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnerships and the Partnership's allocable share of the amount of indebtedness related to the Housing Complexes. Asset Management fees of $11,000 were incurred during each of the three months ended June 30, 2002 and 2001. The Partnership paid the General Partner or its affiliates $938 and $0 of those fees during the three months ended June 30, 2002 and 2001, respectively.

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

The accrued fees and expenses due to General Partner and affiliates consisted of the following:


                                                                        June 30, 2002             March 31, 2002
                                                                     --------------------       --------------------

Reimbursement for expenses paid by the General
  Partner or an affiliate                                          $             171,054      $             166,414

Asset management fee payable                                                     160,221                    150,159
                                                                     --------------------       --------------------

Total                                                              $             331,275      $             316,573
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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2002
                                   (unaudited)

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

The six Local Limited Partnerships (hereinafter referred to as "Defendants") were defendants in a separate lawsuit. The lawsuit was filed by eight other partnerships in which the local general partner of the Local Limited Partnerships is or was involved (the "Plaintiffs"). The Plaintiffs allege that the local general partner accepted funds from the Plaintiffs and improperly loaned these funds to the Defendants. In July 2001, a tentative settlement was reached with respect to this lawsuit for the aggregate amount of $35,000. The settlement was executed in November 2001. The Partnership's allocated share of $11,700 had been paid in full at March 31, 2002.

The Partnership currently has insufficient working capital to fund its operations. WNC and Associates, Inc., the general partner of the General Partner of the Partnership, has agreed to provide advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 9, 2003.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2002 and 2001, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

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

As a result of the foregoing, the Partnership, Broken Bow, Sidney, and a WNC subsidiary executed a work-out agreement with the lender (the "Agreement"), which was effective December 14, 2001. Broken Bow was required to pay to the lender $165,000 as a partial settlement of the indebtedness due and owing by Broken Bow due to the fact that their loan was a construction loan. The Partnership advanced the aforementioned monies to Broken Bow and fully reserved the amount as of March 31, 2002. The balance of the indebtedness due and owing to the lender by Broken Bow was satisfied by the execution of two promissory notes. The first note totals $85,000, bears interest at 7% per annum, and requires principal and interest payments totaling $600 per month through April 2014, at which date the unpaid principal balance is due. The second note totals $500,000, bears interest at 1% per annum, and has payments due monthly out of available cash flow, as defined, with the unpaid principal balance due April 2014. The balance of the indebtedness due and owing to the lender by Sidney was satisfied by the execution of two promissory notes. The first note totals
$130,000, bears interest at 7% per annum, and requires principal and interest payments totaling $900 per month through April 2012, at which date the unpaid principal is due. The second note totals

Uncertainty and Commitments withRespect to Investment in Broken Bow and Sidney, continued

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

Financial Condition

The Partnership's assets at June 30, 2002 consisted primarily of $27,000 in cash and aggregate investments in the twenty-two Local Limited Partnerships of $6,530,000. Liabilities at June 30, 2002 primarily consisted of $160,000 in accrued asset management fees and $171,000 of accrued fees and expenses due to the General Partner or affiliates.

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001. The Partnership's net loss for the three months ended June 30, 2002 was $(167,000) reflecting a decrease of $(27,000) from the $(194,000) net loss experienced for the three months ended June 30, 2001. The decrease in net loss is primarily due to equity in losses of Local Limited Partnerships, which decreased by $30,000 to $(138,000) for the three months ended June 30, 2002 from $(168,000) for the three months ended June 30, 2001. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at June 30, 2002. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. This decrease is offset by an increase in loss from operation of $3,000, to $(28,000) for the three months ended June 30, 2002 from $(25,000) for the three months ended June 30, 2001, due to an approximate $1,000 decrease in interest income and a $2,000 decrease in other operating expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Cash Flows

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001. Net cash used during the three months ended June 30, 2002 was $(5,000) compared to net cash provided during the three months ended June 30, 2001 of $2,000. The $7,000 decrease was due primarily to a decrease in cash used in operating activities of $(5,000) and a $(2,000) decrease in distributions from limited partnerships.

During the three months ended June 30, 2002, accrued payables, which consist primarily of asset management fees due to the General Partner and reimbursements for expenses, paid by the general partner or an affiliate, increased by $11,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. WNC and Associates, Inc., the general partner of the Partnership, has agreed to continue providing advances sufficient to fund the operations and working capital requirements of the Partnership through April 1, 2003.

Impact of New Accounting Pronoucement

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and generally, is to be applied prospectively. The Partnership does not expect SFAS 144 to have a material impact on the Partnership's financial position or results of operations.

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

Date:  August 9, 2002





By:   /s/ Thomas J. Riha
      -------------------
Thomas J. Riha, Vice President
Chief Financial Officer of WNC & Associates, Inc.

Date:  August 9, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of WNC Housing Tax Credit Fund IV, L.P. Series 2 (the "Partnership") for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C., section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, I, Wilfred N. Cooper, Sr., Chairman and Chief Executive Officer of WNC & Associates, Inc., general partner [of the general partner] of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.   The information  contained in the Report fairly  presents,  in all material
     respects,   the  financial  condition  and  result  of  operations  of  the
     Partnership.


/s/WILFRED N. COOPER, SR.
-------------------------
Wilfred N. Cooper, Sr.
Chairman and Chief Executive Officer of WNC & Associates, Inc.
August 9, 2002





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of WNC Housing Tax Credit Fund IV, L.P. Series 2 (the "Partnership") for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C., section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, I, Thomas J. Riha, Chief Financial Officer of WNC & Associates, Inc., general partner [of the general partner] of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.   The information  contained in the Report fairly  presents,  in all material
     respects,   the  financial  condition  and  result  of  operations  of  the
     Partnership.


/s/THOMAS J. RIHA
-----------------
Thomas J. Riha
Chief Financial Officer of WNC & Associates, Inc.
August 9, 2002