Form 10-Q
period 2002-12-31
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 2003-02-18
CIK 913497

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

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

                               INDEX TO FORM 10-Q

                For the Quarterly Period Ended December 31, 2002



PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Balance Sheets
                    December 31, 2002 and March 31, 2002.......................3

                  Statements of Operations
                    For the three and nine months ended
                      December 31, 2002 and 2001...............................4

                  Statement of Partners' Equity (Deficit)
                    For the nine months ended December 31, 2002................5

                  Statements of Cash Flows
                    For the nine months ended December 31, 2002 and 2001.......6

                  Notes to Financial Statements................................7

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.............15

         Item 3.  Quantitative and Qualitative Disclosures
                    about Market Risks........................................18

         Item 4.  Controls and Procedures ....................................18

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

         Item 6.  Exhibits and Reports on Form 8-K............................18

         Signatures...........................................................19

         Certifications.......................................................20

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                                 December 31, 2002                 March 31, 2002
                                                              ------------------------          --------------------
                                                                    (unaudited)
ASSETS

Cash and cash equivalents                                   $                 18,656          $             32,342
Investments in limited partnerships, net (Note 3)                          6,230,529                     6,677,963
Other assets                                                                     998                         3,998
                                                              ------------------------          --------------------

                                                            $              6,250,183          $          6,714,303
                                                              ========================          ====================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Liabilities:
   Accrued expenses                                         $                      -          $              4,000
   Accrued fees and expenses due to General Partner
      and affiliates (Note 4)                                                347,764                       316,573
                                                              ------------------------          --------------------

Total liabilities                                                            347,764                       320,573
                                                              ------------------------          --------------------

Commitments and Contingencies (Note 6)

Partners' equity (deficit):
   General Partner                                                           (93,288)                      (88,375)
   Limited Partners (20,000 units authorized,
     15,600 units issued and outstanding)                                  5,995,707                     6,482,105
                                                                                                --------------------
                                                              ------------------------
Total partners' equity                                                     5,902,419                     6,393,730
                                                              ------------------------          --------------------

                                                            $              6,250,183          $          6,714,303
                                                              ========================          ====================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2002 and 2001
                                   (unaudited)

                                                           2002                                        2001
                                        -----------------------------------------   ------------------------------------------
                                          Three Months            Nine Months         Three Months             Nine Months
                                        -----------------       -----------------   -----------------       ------------------

Interest income                       $             110       $             332   $             393       $            1,845
                                        -----------------       -----------------   -----------------       ------------------

Operating expenses:
   Amortization (Note 3)                          9,422                  28,266               9,483                   28,449
   Asset management fees (Note 4)                11,000                  33,000              11,000                   33,000
   Legal & accounting                             2,335                  16,662               1,838                    8,968
   Other                                          1,206                   8,422             168,102                  174,277
                                        -----------------       -----------------   -----------------       ------------------

      Total operating expenses                   23,963                  86,350             190,423                  244,694
                                        -----------------       -----------------   -----------------       ------------------

Loss from operations                            (23,853)                (86,018)           (190,030)                (242,849)

Equity in losses of
   limited partnerships (Note 3)               (132,793)               (405,293)           (137,902)                (505,967)
                                        -----------------       -----------------   -----------------       ------------------

Net loss                              $        (156,646)      $        (491,311)  $        (327,932)      $         (748,816)
                                        =================       =================   =================       ==================

Net loss allocated to:
   General Partner                    $          (1,566)      $          (4,913)  $          (3,279)      $           (7,488)
                                        =================       =================   =================       ==================

   Limited Partners                   $        (155,080)      $        (486,398)  $        (324,653)      $         (741,328)
                                        =================       =================   =================       ==================

Net loss per weighted limited
  partner unit                        $             (10)      $             (31)  $             (21)      $              (48)
                                        =================       =================   =================       ==================

Outstanding weighted limited
  partner units                                  15,600                  15,600              15,600                   15,600
                                        =================       =================   =================       ==================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Nine Months Ended December 31, 2002
                                   (unaudited)



                                                             General              Limited
                                                             Partner              Partners             Total
                                                         ----------------      ---------------    ----------------

Partners' equity (deficit) at March 31, 2002           $        (88,375)     $    6,482,105     $      6,393,730

Net loss                                                         (4,913)           (486,398)            (491,311)
                                                         ----------------      ---------------    ----------------

Partners' equity (deficit) at December 31, 2002        $        (93,288)     $    5,995,707     $      5,902,419
                                                         ================      ===============    ================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2002 and 2001
                                   (unaudited)

                                                                           2002                  2001
                                                                     -----------------     -----------------
Cash flows from operating activities:
   Net loss                                                        $        (491,311)    $        (748,816)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
          Amortization                                                        28,266                28,449
          Equity in losses of limited partnerships                           405,293               505,967
          Change in accrued expenses                                          (4,000)              (32,084)
          Change in accrued fees and expenses due to
              General Partner and affiliates                                  34,191               196,930
                                                                     -----------------     -----------------
     Net cash used in operating activities                                   (27,561)              (49,554)
                                                                     -----------------     -----------------

Cash flows from investing activities:
          Distributions from limited partnerships                             13,875                 3,100
                                                                     -----------------     -----------------
     Net cash provided by operating activities                                13,875                 3,100
                                                                     -----------------     -----------------

Net decrease in cash and cash equivalents                                    (13,686)              (46,454)

Cash and cash equivalents, beginning of period                                32,342                84,147
                                                                     -----------------     -----------------

Cash and cash equivalents, end of period                           $          18,656     $          37,693
                                                                     =================     =================

SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW INFORMATION:

  Taxes paid                                                       $             800     $             800
                                                                     ================      =================

                 See accompanying notes to financial statements
                                       6

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2002.

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

The general partner of the Partnership is WNC Tax Credit Partners IV, L.P. (the "General Partner") a California limited partnership. The general partner of the General Partner is WNC & Associates, Inc. ("Associates"). The chairman and president own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through the general partner as the Partnership has no employees of its own.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Offering Expenses (continued)
-----------------------------

Offering expenses are reflected as a reduction of partners' capital and amounted to $1,971,172 as of December 31, 2002 and March 31, 2002.

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

Cash and Cash Equivalents
-------------------------

The Partnership considers highly liquid investments with maturity of three months or less when purchased to be cash equivalents. As of December 31, 2002 and March 31, 2002, the Partnership had no cash equivalents.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)


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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)


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

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                   For the Nine Months
                                                                          Ended              For the Year Ended
                                                                    December 31, 2002          March 31, 2002
                                                                 ------------------------    -------------------

   Investments in limited partnerships, beginning of period    $              6,677,963    $         7,432,933
   Distributions received from limited partnerships                             (13,875)                  (250)
   Equity in losses of limited partnerships                                    (405,293)              (716,788)
   Amortization of capitalized acquisition fees and costs                       (28,266)               (37,932)
                                                                 ------------------------    -------------------
   Investments in limited partnerships, end of period          $              6,230,529    $         6,677,963
                                                                 ========================    ===================

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)



NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Selected financial information for the nine months ended December 31, 2002 and 2001 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested are as follows: (Combined condensed financial information for Broken Bow and Sidney were previously excluded from the 2001 presentation but have now been included in the periods presented. See Note 2 for further discussion):

                                     COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                        2002                        2001
                                                                 --------------------         ------------------
                                                                                                 (Restated)

      Revenues                                                 $          3,091,000         $        2,996,000
                                                                 --------------------         ------------------

      Expenses:
         Interest expense                                                   825,000                    853,000
         Depreciation & amortization                                      1,018,000                  1,044,000
         Operating expenses                                               1,912,000                  1,815,000
                                                                 --------------------         ------------------
             Total expenses                                               3,755,000                  3,712,000
                                                                 --------------------         ------------------


      Net loss                                                 $           (664,000)        $         (716,000)
                                                                 ====================         ==================

      Net loss allocable to the Partnership                    $           (656,000)        $         (708,000)
                                                                 ====================         ==================

      Net loss recorded by the Partnership                     $           (405,000)        $         (506,000)
                                                                 ====================         ==================

Certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related tax credits could occur (See
Note 6).


The Partnership currently has insufficient working capital to fund its operations. WNC and Associates, Inc., the general partner of the Partnership, has agreed to continue providing advances sufficient to fund the operations and working capital requirements of the Partnership through January 1, 2004.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee of the greater of (i) $2,000 per multi-family housing complex or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on changes in the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnerships and the Partnership's allocable share of the amount of indebtedness related to the Housing Complexes. Asset Management fees of $33,000 were incurred during each of the nine months ended December 31, 2002 and 2001. The Partnership paid the General Partner or its affiliates $1,875 and $0 of those fees during the nine months ended December 31, 2002 and 2001, respectively.

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

The accrued fees and expenses due to General Partner and affiliates consisted of the following:


                                                                      December 31, 2002           March 31, 2002
                                                                     --------------------       --------------------

Reimbursement for expenses paid by the General
  Partner or an affiliate                                          $             166,480      $             166,414

Asset management fee payable                                                     181,284                    150,159
                                                                     --------------------       --------------------

Total                                                              $             347,764      $             316,573
                                                                     ====================       ====================

The General Partner does not anticipate that these accrued fees and expenses will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.



NOTE 5 - INCOME TAXES
---------------------

The Partnership will not make a provision for income taxes since all items of taxable income and loss will be allocated to the partners for inclusion in their respective income tax returns.

NOTE 6 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

During 2000, WNC identified a potential problem with a developer who, at the time, was the local general partner in nine Local Limited Partnerships. The Partnership has a 99% limited partnership interest in two of those nine Local Limited Partnerships. Those investments are Broken Bow Apartments I, Limited Partnership, and Sidney Apartments I, Limited Partnership. All of the properties continue to experience operating deficits.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)

NOTE 6 - COMMITMENTS AND CONTINGENCIES, continued
-------------------------------------------------

The local general partner ceased funding the operating deficits, which placed the Local Limited Partnerships in jeopardy of foreclosure. Consequently, WNC voted to remove the local general partner and the management company from the Local Limited Partnerships. After the local general partner contested its removal, WNC commenced legal action on behalf of the Local Limited Partnerships and was successful in getting a receiver appointed to manage the Local Limited Partnerships and an unaffiliated entity appointed as property manager. WNC was subsequently successful in attaining a summary judgment to confirm the removal of the local general partner, the receiver was discharged and WNC now controls all nine of the Local Limited Partnerships.

The nine Local Limited Partnerships (hereinafter referred to as "Defendants") were defendants in a separate lawsuit. The lawsuit was filed by eight other partnerships in which the local general partner of the Local Limited Partnerships is or was involved (the "Plaintiffs"). The Plaintiffs allege that the local general partner accepted funds from the Plaintiffs and improperly loaned these funds to the Defendants. In July 2001, a tentative settlement was reached with respect to this lawsuit for the aggregate amount of $35,000. The settlement was executed in November 2001. The Partnership's allocated share of $11,700 had been paid in full at March 31, 2002.

The Partnership currently has insufficient working capital to fund its operations. WNC and Associates, Inc., the general partner of the General Partner of the Partnership, has agreed to provide advances sufficient enough to fund the operations and working capital requirements of the Partnership through January 1, 2004.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2002 and 2001, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

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

Financial Condition

The Partnership's assets at December 31, 2002 consisted primarily of $19,000 in cash and aggregate investments in the twenty-two Local Limited Partnerships of $6,231,000. Liabilities at December 31, 2002 primarily consisted of $181,000 in accrued asset management fees and $166,000 of accrued fees and expenses due to the General Partner or affiliates.

Results of Operations

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001. The Partnership's net loss for the three months ended December 31, 2002 was $(157,000) reflecting a decrease of $(171,000) from the $(328,000) net loss experienced for the three months ended December 31, 2001. The decrease in net loss is primarily due to a decrease in loss from operations of $166,000, to $(24,000) for the three months ended December 31, 2002 from $(190,000) for the three months ended December 31, 2001, primarily due to the reserve for advances made to Broken Bow of $165,000 for the three months ended December 31, 2001. Along with the decrease in loss from operations, equity in losses of Local Limited Partnerships decreased by $5,000 to $(133,000) for the three months ended December 31, 2002 from $(138,000) for the three months ended December 31, 2001. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at December 31, 2002. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized.

Nine Months Ended December 31, 2002 Compared to Nine Months Ended December 31, 2001. The Partnership's net loss for the nine months ended December 31, 2002 was $(491,000) reflecting a decrease of $(258,000) from the $(749,000) net loss experienced for the nine months ended December 31, 2001. The decrease in net loss is primarily due to a decrease in loss from operations of $157,000, to $(86,000) for the three months ended December 31, 2002 from $(243,000) for the three months ended December 31, 2001, primarily due to the reserve for advances made to Broken Bow of $165,000 for the three months ended December 31, 2001 and an increase in legal and accounting fees of $8,000 for the three month ended December 31, 2002. Along with the decrease in loss from operations, equity in losses of Local Limited Partnerships decreased by $101,000 to $(405,000) for the nine months ended December 31, 2002 from $(506,000) for the nine months ended December 31, 2001. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at December 31, 2002. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Cash Flows

Nine Months Ended December 31, 2002 Compared to Nine Months Ended December 31, 2001. Net cash used during the nine months ended December 31, 2002 was $(14,000) compared to net cash used during the nine months ended December 31, 2001 of $(46,000). The $32,000 decrease was due primarily to a decrease in cash used in operating activities of $22,000 and a $11,000 increase in distributions from local limited partnerships.

During the nine months ended December 31, 2002, accrued payables, which consist primarily of asset management fees due to the General Partner and reimbursements for expenses, paid by the general partner or an affiliate, increased by $27,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.



The Partnership currently has insufficient working capital to fund its operations. WNC and Associates, Inc., the general partner of the Partnership, has agreed to continue providing advances sufficient to fund the operations and working capital requirements of the Partnership through January 1, 2004.

 Item 3. Quantitative and Qualitative Disclosures above Market Risks

 NOT APPLICABLE.

 Item 4.  Controls and Procedures

          Within the 90 days prior to the date of this report, the general partner of the General Partner of the Partnership carried out an evaluation, under the supervision and with the participation of Associates' management, including Associates' Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a- 14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures are effective. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.



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

 Item 6.  Exhibits and Reports on Form 8-K

 (a)      Reports on Form 8-K.
          ---------------------

 1.       NONE

 (b)      Exhibits.
          ---------

99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  January 23, 2003





By:   /s/ Thomas J. Riha
      -------------------
Thomas J. Riha
Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date:  January 23, 2003

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: January 23, 2003


     /s/  Wilfred N. Cooper, Jr.
     ---------------------------

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: January 23, 2003


     /s/  Thomas J. Riha
     -------------------


     Vice-President - Chief Financial Officer of WNC & Associates, Inc.