Form 10-K
period 2003-03-31
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 2003-07-09
CIK 913497

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

  |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                    For the fiscal year ended March 31, 2003

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
Yes     X     No
    ---------    ----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer.
Yes               No      X
    -----------      ---------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

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

Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Credits. The Partnership's principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which will own and operate a multi-family housing complex (the "Housing Complexes") which will qualify for the Low Income Housing Credit. In general, under Section 42 of the Internal Revenue Code, an owner of low-income housing can receive the Low Income Housing Credit to be used to reduce Federal taxes otherwise due in each year of a ten-year period. In general, under Section 17058 of the California Revenue and Taxation Code, an owner of low-income housing can receive the Low Income Housing Credit to be used against California taxes otherwise due in each year of a four-year period. Each Housing Complex is subject to a fifteen-year compliance period (the "Compliance Period"), and under state law may have to be maintained as low income housing for 30 or more years.

In general, in order to avoid recapture of Low Income Housing Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, dated May 4, 1993, as amended on May 15, 1994 (the "Partnership Agreement"), will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell its Housing Complex, it is anticipated that the local general partner ("Local General Partner") will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Credits.

As of March 31, 2003, the Partnership had invested in twenty-two Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit. Certain

Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

Certain Risks and Uncertainties

An investment in the Partnership and the Partnership's investments in Local Limited Partnerships and their Housing Complexes are subject to risks. These risks may impact the tax benefits of an investment in the Partnership, and the amount of proceeds available for distribution to the Limited Partners, if any, on liquidation of the Partnership's investments. Some of those risks include the following:

The Low Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Credit s and the fractional recapture of Low Income Housing Credits already taken. In most cases the annual amount of Low Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a profit. Accordingly, the Partnership may be unable to distribute any cash to its investors. Low Income Housing Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining Low Income Housing Credits, a fractional recapture of prior Low Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Credits and recapture of Low Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Credits and tax losses allocable to the investors could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

No trading market for the Units exists or is expected to develop. Investors may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual investors will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

Exit Strategy

The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

With that in mind, we are continuing our review of the Partnership's holdings, with special emphasis on the more mature properties such as any that have satisfied the IRS compliance requirements. Our review will consider many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the investors from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, we expect to proceed with efforts to liquidate those properties. Our objective is to maximize the investors' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to investors. To date no properties in the Partnership have been selected.

Item 2.  Properties

Through its investment in Local Limited Partnerships the Partnership holds limited partnership interests in Housing Complexes. The following table reflects the status of the twenty-two Housing Complexes as of the dates and for the periods indicated:

                                                 ---------------------------------- -----------------------------------------------
                                                        As of March 31, 2003                       As of December 31, 2002
                                                  ---------------------------------- -----------------------------------------------
                                                      Partnership's                                        Original
                                                      Total Original                                     Estimated Low  Encumbrances
                                                      Investmentin        Amount of                        Income           of Local
                                    General Partner   Local Limited       Investment    Number             Housing           Limited
Partnership Name     Location          Name            Partnerships      Paid to Date   of Units Occupancy Credits      Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Apartment                            Apartment
Housing of           East            Developers Inc.
East Brewton,        Brewton,        and Thomas H.
Ltd.                 Alabama         Cooksey               $   1,192,000    $ 1,192,000    40       93%  $  1,863,000    $ 1,141,000

Autumn Trace                         Olsen
Associates,          Silsbee,        Securities
Ltd.                 Texas           Corp.                       412,000        412,000    58       90%       714,000      1,233,000

Broken Bow
Apartments                           Retro
I, Limited           Broken Bow,     Development,
Partnership          Nebraska        Inc.                        608,000        608,000    16       88%     1,127,000        584,000

Candleridge
Apartments
of Waukee            Waukee,         Eric A.
L.P. II              Iowa            Sheldahl                    125,000        125,000    23      100%       230,000        673,000

                                     Boyd Management,
                                     Inc. Gordon L.
                                     Blackwelland
Chadwick                             Regency
Limited              Edan, North     Investment
Partnership          Carolina        Associates                  378,000        378,000    48       98%       735,000      1,528,000

Comanche
Retirement           Comanche,       Max L.
Village, Ltd.        Texas           Rightmer                    136,000        136,000    22       95%       265,000        587,000

Crossings II
Limited
Dividend
Housing
Association
Limited              Portage,        Raymond T.
Partnership          Michigan        Cato, Jr.                   432,000        432,000   114       94%       739,000      5,715,000

EW, a                                Philip Wallis, James
Wisconsin                            Poehlman, Cynthia
Limited              Evansville,     Solfest Wallis, and
Partnership          Wisconsin       Anita Poehlman              164,000        164,000    16      100%       306,000        609,000

                                                 ---------------------------------- -----------------------------------------------
                                                        As of March 31, 2003                       As of December 31, 2002
                                                  ---------------------------------- -----------------------------------------------
                                                      Partnership's                                        Original
                                                      Total Original                                     Estimated Low  Encumbrances
                                                      Investmentin        Amount of                        Income           of Local
                                    General Partner   Local Limited       Investment    Number             Housing           Limited
Partnership Name     Location          Name            Partnerships      Paid to Date   of Units Occupancy Credits      Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Garland                              Conrad L. Beggs,
Street                               Audrey D. Beggs,
Limited              Malvarn,        Russell J. Altizer,
Partnership          Arkansas        and Marjorie L. Beggs       164,000        164,000    18      100%       319,000        687,000

Hereford
Seniors              Hereford,       Winston
Community, Ltd.      Texas           Sullivan                    167,000        167,000    28      100%       330,000        792,000

Hickory Lane                         Olsen
Associates,          Newton,         Securities
Ltd                  Texas           Corp.                       174,000        174,000    24       96%       320,000        591,000

Honeysuckle
Court                                Olsen
Associates,          Vidor,          Securities
Ltd.                 Texas           Corp                        339,000        339,000    48      100%       622,000      1,156,000

Klimpel Manor,       Fullerton,      Klimpel Manor
Ltd                  California      Apartments                1,774,000      1,774,000    59       98%     3,360,000      2,000,000

Lamesa Seniors       Lamesa,         Winston
Community, Ltd.      Texas           Sullivan                    143,000        143,000    24       96%       284,000        675,000

Laredo Heights       Navasota,       Donald W.
Apartments Ltd.      Texas           Sowell                      225,000        225,000    48       96%       413,000        977,000

Mountainview         North           John C.
Apartments           Wilkesboro,     Loving and
Limited              North           Gordon D.
Partnership          Carolina        Brown, Jr.                  195,000        195,000    24      100%       387,000        984,000

Palestine
Seniors
Community,           Palestine,      Winston
Ltd.                 Texas           Sullivan                    225,000        225,000    42       98%       446,000      1,114,000

Pecan Grove          Forrest         Conrad Beggs, Audrey
Limited              City,           Beggs and Russell
Partnership          Arkansas        Altizer                     240,000        240,000    32       94%       486,000      1,099,000

                                                  ---------------------------------- -----------------------------------------------
                                                        As of March 31, 2003                       As of December 31, 2002
                                                  ---------------------------------- -----------------------------------------------
                                                      Partnership's                                        Original
                                                      Total Original                                     Estimated Low  Encumbrances
                                                      Investmentin        Amount of                        Income           of Local
                                    General Partner   Local Limited       Investment    Number             Housing           Limited
Partnership Name     Location          Name            Partnerships      Paid to Date   of Units Occupancy Credits      Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Pioneer                              Philip R. Hammond,
Street               Bakersfield,    Jr. and Walter A.
Associates           California      Dwelle                    2,222,000      2,222,000   112       98%     4,116,000      1,810,000

Sidney                               Retro Development,
Apartments I,                        Inc.  And Most
Limited              Sidney,         Worshipful Prince
Partnership          Nebraska        Hall Grand Lodge            530,000        530,000    18      100%       972,000        429,000

                                     Philip R. Hammond,
Southcove            Orange Cove,    Jr. and Diane M.
Associates           California      Hammond                   2,000,000      2,000,000    54       96%     3,585,000      1,514,000

Walnut Turn                          Olsen
Associates,          Buna,           Securities
Ltd.                 Texas           Corp.                       188,000        188,000    24       96%       344,000        684,000
                                                            ------------   ------------  ----      ---- -------------   ------------
                                                            $ 12,033,000   $ 12,033,000   892       97% $  21,963,000   $ 26,582,000
                                                            ============   ============  ====      ==== =============   ============

                                       8

                                ------------------------------------------------------------------------------------
                                                       For the year ended December 31, 2002
                                ------------------------------------------------------------------------------------
       Partnership Name                                                                      Low Income Housing
                                                                                            Credits Allocated to
                                      Rental Income          Net Income (Loss)                 Partnership
--------------------------------------------------------------------------------------------------------------------
Apartment Housing of East
Brewton, Ltd.                                  $  120,000            $   (77,000)                            98.99%

Autumn Trace Associates, Ltd.                     231,000                (74,000)                            95.00%

Broken Bow Apartments I,
Limited Partnership                                51,000                (48,000)                            99.00%

Candleridge Apartments of
Waukee L.P. II                                    130,000                 (8,000)                            99.00%

Chadwick Limited Partnership                      205,000                (17,000)                            99.00%

Comanche Retirement Village,
Ltd.                                               78,000                (22,000)                            99.00%

Crossings II Limited Dividend
Housing Association Limited
Partnership                                       772,000                (45,000)                            98.99%

EW, a Wisconsin Limited
Partnership                                        93,000                (18,000)                            99.00%

Garland Street Limited
Partnership                                        77,000                (26,000)                            99.00%

Hereford Seniors Community,
Ltd.                                               90,000                (21,000)                            99.00%

Hickory Lane Associates, Ltd                      100,000                (12,000)                            99.00%

Honeysuckle Court Associates,
Ltd.                                              203,000                (47,000)                            95.00%

Klimpel Manor, Ltd                                416,000                (97,000)                            96.00%

Lamesa Seniors Community, Ltd.                    119,000                (27,000)                            99.00%

Laredo Heights Apartments Ltd.                    171,000                (35,000)                            99.00%

Mountainview Apartments
Limited Partnership                               102,000                (21,000)                            99.00%

Palestine Seniors Community,
Ltd.                                              139,000                (20,000)                            99.00%

Pecan Grove Limited Partnership                   135,000                (32,000)                            99.00%

                                ------------------------------------------------------------------------------------
                                                       For the year ended December 31, 2002
                                ------------------------------------------------------------------------------------
       Partnership Name                                                                      Low Income Housing
                                                                                            Credits Allocated to
                                      Rental Income          Net Income (Loss)                 Partnership
--------------------------------------------------------------------------------------------------------------------
Pioneer Street Associates                         488,000                  2,000                             99.00%

Sidney Apartments I, Limited                       76,000                (21,000)
Partnership                                                                                                  99.00%

Southcove Associates                              229,000               (112,000)                            99.00%

Walnut Turn Associates, Ltd.                       20,000                (22,000)                            99.00%
                                                ---------              -----------
                                               $4,045,000             $ (800,000)
                                               ===========             ===========

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

(b)  At March 31, 2003, there were 817 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d) No unregistered securities were sold by the Partnership during the year ended March 31, 2003.

Item 5b.

NOT APPLICABLE

Item 6. Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                                    March 31                               December 31
                         ---------------------------------------------------------------  --------------
                            2003         2002         2001         2000         1999          1998
                         -----------  -----------  -----------  -----------  -----------  --------------
ASSETS
Cash and cash
equivalents            $     16,162 $     32,342 $     84,147 $    180,133 $    552,348 $       738,364
Investments in limited
  partnerships, net       6,098,332    6,677,963    7,432,933    8,311,454   10,092,782      10,274,595
Other assets                    998        3,998          998          998          998           2,534
                         -----------  -----------  -----------  -----------  -----------  --------------
                       $  6,115,492 $  6,714,303 $  7,518,078 $  8,492,585 $ 10,646,128 $    11,015,493
                         ===========  ===========  ===========  ===========  ===========  ==============
LIABILITIES
Payables  to limited
  partnerships         $          - $          - $          - $          - $    421,025 $       605,517
Accrued expenses                  -        4,000       48,569       86,965            -               -
Accrued fees and
   expenses
  due to general
   partner
  and affiliates            359,174      316,573      107,278       72,598       29,722          28,066

PARTNERS' EQUITY          5,756,318    6,393,730    7,362,231    8,333,022   10,195,381      10,381,910
                         -----------  -----------  -----------  -----------  -----------  --------------
                       $  6,115,492 $  6,714,303 $  7,518,078 $  8,492,585 $ 10,646,128 $    11,015,493
                         ===========  ===========  ===========  ===========  ===========  ==============

Selected results of operations, cash flows and other information for the Partnership are as follows:

                                                                                                           For the
                                         For the Years Ended                    For the Three Months      Year Ended
                                              March 31                             Ended March 31        December 31
                          --------------------------------------------------   -----------------------   -------------
                             2003         2002         2001         2000         1999         1998           1998
                          -----------  -----------  -----------   ----------   ----------   ----------   -------------
                                                                                            (Unaudited)
Loss from
  operations (Note 1)   $   (108,294)$   (251,713)$   (139,153)$   (870,197)$    (21,846)$     (1,492)$       (50,484)
Equity in losses of
   limited
  partnerships              (529,118)    (716,788)    (831,638)    (992,162)    (164,683)    (191,552)       (658,728)
                          -----------  -----------  -----------   ----------   ----------   ----------   -------------
Net loss                $   (637,412)$   (968,501)$   (970,791)$ (1,862,359)$   (186,529)$   (193,044)$      (709,212)
                          ===========  ===========  ===========   ==========   ==========   ==========   =============
Net loss allocated to:
   General partner      $     (6,374)$     (9,685)$     (9,708)$    (18,624)$     (1,865)$     (1,930)$        (7,092)
                          ===========  ===========  ===========   ==========   ==========   ==========   =============
   Limited partners     $   (631,038)$   (958,816)$   (961,083)$ (1,843,735)$   (184,664)$   (191,114)$      (702,120)
                          ===========  ===========  ===========   ==========   ==========   ==========   =============
Net loss per limited
  partner unit          $     (40.45)$     (61.46)$     (61.61)$    (118.19)$     (11.84)$     (12.25)$        (45.01)
                          ===========  ===========  ===========   ==========   ===========  ===========  =============
Outstanding weighted
  limited partner units       15,600       15,600       15,600       15,600       15,600       15,600          15,600
                          ===========  ===========  ===========   ==========   ==========   ==========   =============

Note 1 - Loss from operations in 2000 includes a charge for impairment losses on investments in limited partnerships of $766,559. (See Note 2 to the audited financial statements.)



                                                                                                           For the
                                         For the Years Ended                    For the Three Months     Year Ended
                                              March 31                             Ended March 31        December 31
                          --------------------------------------------------   -----------------------   ------------
                             2003         2002         2001         2000         1999         1998          1998
                          -----------  -----------  -----------   ----------   ----------   ----------   ------------
                                                                                            (Unaudited)
Net cash provided by
  (used in):
  Operating activities  $    (29,005)$    (52,055)$   (101,935)$    (19,827)$     (8,424)$     12,245  $      26,255
  Investing activities        12,825          250        5,949     (352,388)    (177,592)    (109,910)      (768,753)
                          -----------  -----------  -----------   ----------   ----------   ----------   ------------
Net change in cash and
  cash equivalents           (16,180)     (51,805)     (95,986)    (372,215)    (186,016)     (97,665)      (742,498)

Cash and cash
  equivalents,
  beginning of period         32,342       84,147      180,133      552,348      738,364    1,480,862      1,480,862
                          -----------  -----------  -----------   ----------   ----------   ----------   ------------
Cash and cash
  equivalents,
  end of period         $     16,162 $     32,342 $     84,147  $   180,133  $   552,348  $ 1,383,197  $     738,364
                          ===========  ===========  ===========   ==========   ==========   ==========   ============

Low Income Housing Credit per Unit was as follows for the years ended December 31:

                              2002              2001               2000              1999              1998
                          --------------   ---------------    ---------------    -------------     -------------
Federal                 $           137  $            137   $            141   $          135    $          124
State                                 -                 -                  -                -                 -
                          --------------   ---------------    ---------------    -------------     -------------
Total                   $           137  $            137   $            141   $          135    $          124
                          ==============   ===============    ===============    =============     =============

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

Due to operational difficulties and negative cash flows in 2000, foreclosure procedures were commenced by the lender of these two Local Limited Partnerships. As a result, the Partnership, Broken Bow, Sidney, and a WNC subsidiary executed a work-out agreement with the lender (the "Agreement"), which was effective December 14, 2001. Broken Bow was required to pay to the lender $165,000 as a partial settlement of the indebtedness due and owing by Broken Bow due to the fact that their loan was a construction loan. The Partnership advanced the aforementioned monies to Broken Bow and fully reserved the amount as of March 31, 2002. The balance of the indebtedness due and owing to the lender by Broken Bow was satisfied by the execution of two promissory notes. The first note of $85,000, bears interest at 7% per annum, and requires principal and interest payments totaling $600 per month through April 2014, at which date the unpaid principal balance is due. The second note of $500,000, bears interest at 1% per annum, and has payments due monthly out of available cash flow, as defined, with the unpaid principal balance due April 2014. The balance of the indebtedness due and owing to the lender by Sidney was satisfied by the execution of two promissory notes. The first note totals $130,000, bears interest at 7% per annum, and requires principal and interest payments totaling $900 per month through April 2012, at which date the unpaid principal is due. The second note totals $300,000, bears interest at 1% per annum, and has payments due monthly out of available cash flow, as defined, with the unpaid principal balance due April 2014. The Partnership and a WNC subsidiary have executed a guarantee for the payment of both notes of Broken Bow and Sidney. In addition, several other commitments were made. Broken Bow and Sidney executed a grant deed to the lender in the event that either entity defaults under the terms and provisions of the notes. The deeds are held in escrow, and if Broken Bow or Sidney defaults on either note, the lender may, at its option, record the respective deed. In addition, the Partnership has assigned the lender as additional collateral all of its residual value interests, as defined, in all of the Local Limited Partnerships. The Partnership and the Local Limited Partnerships are prohibited from selling, assigning, transferring or further encumbering the Housing Complexes retained by each Local Limited Partnership.

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

Critical Accounting Policies and Certain Risks and Uncertainties

The Company believes that the following discussion addresses the Partnership's most significant accounting policies, which are the most critical to aid in fully understanding and evaluating the Company's reported financial results, and certain of the Partnership's risks and uncertainties.

Use of Estimates

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

Method of Accounting For Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made or distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by a comparison of the carrying amount to future undiscounted net cash flows expected to be generated. If an investment is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the investment exceeds fair value. The accounting policies of the Local Limited Partnerships are generally consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years.

Equity in losses of the Local Limited Partnerships for each year ended March 31 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership for each three-month period ended March 31. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of the Local Limited Partnerships are recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.

Income Taxes

No provision for income taxes has been recorded in the financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

Certain Risks and Uncertainties

An investment in the Partnership and the Partnership's investments in Local Limited Partnerships and their Housing Complexes are subject to risks. These risks may impact the tax benefits of an investment in the Partnership, and the amount of proceeds available for distribution to the Limited Partners, if any, on liquidation of the Partnership's investments. Some of those risks include the following:

The Low Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Credits and the fractional recapture of Low Income Housing Credits already taken. In most cases the annual amount of Low Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a profit. Accordingly, the Partnership may be unable to distribute any cash to its investors. Low Income Housing Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining Low Income Housing Credits, a fractional recapture of prior Low Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local

Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Credits and recapture of Low Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Credits and tax losses allocable to the investors could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

No trading market for the Units exists or is expected to develop. Investors may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual investors will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

To date, certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related tax credits could occur.

Financial Condition

The Partnership's assets at March 31, 2003 consisted primarily of $16,000 in cash, $1,000 in other assets and aggregate investments in the twenty-two Local Limited Partnerships of $6,098,000. Liabilities at March 31, 2003 primarily consisted of $167,000 of accrued expenses and $192,000 due to General Partner or affiliates for advances.

Results of Operations

Year Ended March 31, 2003 Compared to Year Ended March 31, 2002 The Partnerships net loss for the year ended March 31, 2003 was $(637,000), reflecting a decrease of $(332,000) from the net loss experienced for the year ended March 31, 2002 of $(969,000). The decline in net loss is due to a reduction in the equity in losses of limited partnerships by $188,000. The decrease in equity in losses of Local Limited Partnerships is primarily due to the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at March 31, 2003. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. In addition, operating expenses decreased by $147,000 due to the $165,000 non-recurring revenue for advances booked in 2002, offset by an increase in expenses of $15,000 in 2003.

Year Ended March 31, 2002 Compared to Year Ended March 31, 2001 The Partnerships net loss for the year ended March 31, 2002 was $(969,000), reflecting a decrease of $(2,000) from the net loss experienced for the year ended March 31, 2001 of $(971,000). The decline in net loss is due to a reduction in the equity in losses of limited partnerships which decreased by $115,000, offset by an increase in operating expenses of $111,000 and a decrease in income of $2,000.

Liquidity and Capital Resources

Year Ended March 31, 2003 Compared to Year Ended March 31, 2002 Net decrease in cash for the year ended March 31, 2003 was $(16,000) compared to a net decrease in cash for the year ended March 31, 2002 of $(52,000). The change of $36,000 was due primarily to a decrease in cash used in operating activities of $23,000, due primarily to the increase in accrued fees and expenses due to the General Partner and affiliates, and an increase of $13,000 in distributions from limited partnerships.

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

During the year ended March 31, 2003 and 2002 accrued payables, which consist of an advance from WNC & Associates, Inc. to fund an advance to Broken Bow of $165,000 and related party management fees due to the General Partner increased by $42,000. The General Partner does not anticipate that these accrued management fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership does not expect its future cash flows, together with its net available assets at March 31, 2003, to be sufficient to meet all currently foreseeable future cash requirements. Accordingly, WNC and Associates, Inc. has agreed to provide advances sufficient to fund the operations and working capital requirements of the Partnership through June 30, 2004.

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of March 31, 2003:

                                      2004       2005        2006       2007       2008       Thereafter    Total

                                    ---------  ---------   ---------  ---------  ---------   -----------  -----------
Asset Management Fees             $  236,284 $   44,000  $   44,000 $   44,000 $   44,000  $  1,848,000 $  2,260,284
Capital Contributions Payable to
   Lower Tier Partnerships                 -          -           -          -          -             -            -
                                    ---------  ---------   ---------  ---------  ---------   -----------  -----------
Total contractual cash
   obligations                    $  236,284 $   44,000  $   44,000 $   44,000 $   44,000  $  1,848,000 $  2,260,284
                                    =========  =========   =========  =========  =========   ===========  ===========

(1) Asset Management Fees are payable annually until termination of the Partnership, which is to occur no later than 2050. The estimate of the fees payable included herein assumes the retention of the Partnership's interest in all Housing Complexes until 2050. Amounts due to the General Partners as of March 31, 2003 have been included in the 2004 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

For   additional   information  on  our  Asset   Management   Fees  and  Capital
Contributions Payable to Lower Tier Partnerships, see Notes 3 and 4 to the financial statements included elsewhere herein.

Exit Strategy

The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

With that in mind, we are continuing our review of the Partnership's holdings, with special emphasis on the more mature properties such as any that have satisfied the IRS compliance requirements. Our review will consider many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the investors from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, we expect to proceed with efforts to liquidate those properties. Our objective is to maximize the investors' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to investors. To date no properties in the Partnership have been selected.

Impact of New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. The statement is effective for fiscal years beginning after June 15, 2002. The Partnershp does not expect the adoption of SFAS No. 143 to have a material effect on the Partnerhip's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This standard was effective for the Partnership's financial statements beginning January 1, 2002. The implementation of SFAS No. 144 did not have a material impact on the Partnership's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinded three previously issued statements and amended SFAS No. 13, "Accounting for Leases." The statement provides reporting standards for debt extinguishments and provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions. The statement is effective for certain lease transactions occurring after May 15, 2002 and all other provisions of the statement shall be effective for financial statements issued on or after May 15, 2002. The implementation of SFAS No. 145 did not have a material impact on the Partnership's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which updates accounting and reporting standards for personnel and operational restructurings. The Partnership adopted SFAS No. 146 for exit, disposal or other restructuring activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Partnership's financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others." The adoption of FIN 45 did not have a material impact on the Partnership's finacial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to SFAS No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method on accounting for stock-based employee compensation. The implementation of SFAS No. 148 is not expected to have a material effect on the Partnership's financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The adoption of FIN 46 did not have a material impact on the Partnership's financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

Report of Independent Certified Public Accountants


To the Partners
WNC Housing Tax Credit Fund IV, L.P., Series 2


We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund IV, L.P., Series 2 (a California Limited Partnership) (the "Partnership") as of March 31, 2003 and 2002, and the related statements of operations, partners' equity (deficit) and cash flows for the years ended March 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 3 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investments in limited partnerships audited by other auditors represented 85% and 83% of the total assets of the Partnership at March 31, 2003 and 2002, respectively, and 76%, 76% and 74% of the Partnership's equity in losses of limited partnerships for the years ended March 31, 2003, 2002 and 2001, respectively. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund IV, L.P., Series 2 (a California Limited Partnership) as of March 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended March 31, 2003, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The Partnership currently has insufficient working capital to fund its operations. As discussed in Note 7 to the accompanying financial statements, WNC & Associates, Inc., has agreed to provide advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2004.



                                           /s/      BDO SEIDMAN, LLP

Costa Mesa, California
June 3, 2003

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                                 BALANCE SHEETS


                                                                            March 31
                                                                 -------------------------------

                                                                     2003             2002
                                                                 --------------   --------------
 ASSETS

 Cash and cash equivalents                                     $        16,162  $        32,342
 Investments in limited partnerships,
   net (Notes 2, 3, 4 and 7)                                         6,098,332        6,677,963
 Other assets                                                              998            3,998
                                                                 --------------   --------------

                                                               $     6,115,492  $     6,714,303
                                                                 ==============   ==============

 LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

 Liabilities:
   Accrued expenses (Note 2)                                   $             -  $         4,000
   Accrued fees and expenses due to General
     Partner and affiliates (Note 4)                                   359,174          316,573
                                                                 --------------   --------------

      Total liabilities                                                359,174          320,573
                                                                 --------------   --------------

 Commitments and contingencies (Notes 2, 3 and 7)

 Partners' equity (deficit):
    General partner                                                    (94,749)         (88,375)
    Limited partners (20,000 units authorized;
      15,600 units issued and outstanding)                           5,851,067        6,482,105
                                                                 --------------   --------------

          Total partners' equity                                     5,756,318        6,393,730
                                                                 --------------   --------------

                                                               $     6,115,492  $     6,714,303
                                                                 ==============   ==============

 See report of independent certified public accountants and accompanying notes to financial statements.

                                       21

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS


                                                                   For the Years Ended March 31
                                                         --------------------------------------------------
                                                              2003              2002              2001
                                                         ---------------    -------------     -------------
Interest income                                        $            384   $        2,083    $        7,274
Reporting fees                                                    4,000            5,800             2,950
                                                         ---------------    -------------     -------------
Total income                                                      4,384            7,883            10,224
                                                         ---------------    -------------     -------------
Operating expenses:
   Amortization (Notes 3 and 4)                                  37,688           37,932            40,934
   Asset management fees (Note 4)                                44,000           44,000            44,000
   Provision for uncollectible advances to limited
      partnership (Note 2)                                        3,000          165,000                 -
   Other                                                         27,990           12,664            64,443
                                                         ---------------    -------------     -------------
         Total operating expenses                               112,678          259,596           149,377
                                                         ---------------    -------------     -------------
Loss from operations                                           (108,294)        (251,713)         (139,153)

Equity in losses of limited
  partnerships (Note 3)                                        (529,118)        (716,788)         (831,638)
                                                         ---------------    -------------     -------------
Net loss                                               $       (637,412) $      (968,501)   $     (970,791)
                                                         ===============    =============     =============
Net loss allocated to:
   General partner                                     $         (6,374) $        (9,685)   $       (9,708)
                                                         ===============    =============     =============
   Limited partners                                    $       (631,038) $      (958,816)   $     (961,083)
                                                         ===============    =============     =============
Net loss per limited partner unit                      $         (40.45) $        (61.46)   $       (61.61)
                                                         ===============    =============     =============
Outstanding weighted limited partner units                       15,600           15,600            15,600
                                                         ===============    =============     =============
 See report of independent certified public accountants and accompanying notes to financial statements.


                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                For The Years Ended March 31, 2003, 2002 and 2001

                                                             General             Limited
                                                             Partner             Partners             Total
                                                          ---------------     ---------------     --------------
Partners' equity (deficit) at March 31, 2000            $        (68,982)   $      8,402,004    $     8,333,022

Net loss                                                          (9,708)           (961,083)          (970,791)
                                                          ---------------     ---------------     --------------
Partners' equity (deficit) at March 31, 2001                     (78,690)          7,440,921          7,362,231

Net loss                                                          (9,685)           (958,816)          (968,501)
                                                          ---------------     ---------------     --------------
Partners' equity (deficit) at March 31, 2002                     (88,375)          6,482,105          6,393,730

Net loss                                                          (6,374)           (631,038)          (637,412)
                                                          ---------------     ---------------     --------------
Partners' equity (deficit) at March 31, 2003            $        (94,749)   $      5,851,067    $     5,756,318
                                                          ===============     ===============     ==============
 See report of independent certified public accountants and accompanying notes to financial statements.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS




                                                                  For the Years Ended March 31
                                                       ---------------------------------------------------

                                                           2003               2002               2001
                                                       --------------     -------------      -------------
Cash flows from operating activities:
  Net loss                                           $      (637,412)   $     (968,501)    $     (970,791)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
    Amortization                                              37,688            37,932             40,934
    Equity in losses of limited
      partnerships                                           529,118           716,788            831,638
    Change in other assets                                     3,000            (3,000)                 -
    Change in accrued expenses                                (4,000)          (44,569)           (38,396)
    Change in accrued fees and expenses
     due to General Partner and affiliates                    42,601           209,295             34,680
                                                       --------------     -------------      -------------
Net cash used in operating activities                        (29,005)          (52,055)          (101,935)
                                                       --------------     -------------      -------------
Cash flows from investing
  activities:
  Distributions from limited
    partnerships                                              12,825               250              5,949
                                                       --------------     -------------      -------------
Net decrease in cash and cash
  equivalents                                                (16,180)          (51,805)           (95,986)

Cash and cash equivalents,
  beginning of period                                         32,342            84,147            180,133
                                                       --------------     -------------      -------------
Cash and cash equivalents, end of
  period                                             $        16,162    $       32,342     $       84,147
                                                       ==============     =============      =============
SUPPLEMENTAL DISCLOSURE
   OF CASH FLOW INFORMATION:
    Taxes paid                                       $           800    $          800     $          800
                                                       ==============     =============      =============
 See report of independent certified public accountants and accompanying notes to financial statements.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2003, 2002 and 2001





NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Organization
------------

WNC Housing Tax Credit Fund IV, L.P., Series 2 (the "Partnership") was formed on September 27, 1993 under the laws of the state of California and commenced operations on July 18, 1994. The Partnership was formed to invest primarily in other limited partnerships (the "Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complexes") that are eligible for low income housing credits. The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex.

The general partner is WNC Tax Credit Partners, IV, L.P. (the "General Partner"), a California limited partnership. WNC & Associates, Inc. ("WNC") is the general partner of the General Partner. The chairman and president own substantially all of the outstanding stock of WNC. The business of the Partnership is conducted primarily through WNC, as the Partnership has no employees of its own.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2003, 2002 and 2001




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Certain Risks and Uncertainties
-------------------------------

An investment in the Partnership and the Partnership's investments in Local Limited Partnerships and their Housing Complexes are subject to risks. These risks may impact the tax benefits of an investment in the Partnership, and the amount of proceeds available for distribution to the Limited Partners, if any, on liquidation of the Partnership's investments. Some of those risks include the following:

The Low Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Credit s and the fractional recapture of Low Income Housing Credits already taken. In most cases the annual amount of Low Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a profit. Accordingly, the Partnership may be unable to distribute any cash to its investors. Low Income Housing Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining Low Income Housing Credits, a fractional recapture of prior Low Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Credits and recapture of Low Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Credits and tax losses allocable to the investors could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

No trading market for the Units exists or is expected to develop. Investors may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual investors will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2003, 2002 and 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Exit Strategy
-------------

The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

With that in mind, the Partnership is continuing to review the Partnership's holdings, with special emphasis on the more mature properties including those that have satisfied the IRS compliance requirements. The Partnership's review will consider many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the investors from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate those properties. The Partnership's objective is to maximize the investors' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to investors. To date no properties in the Partnership have been selected.

Method of Accounting For Investments in Limited Partnerships
------------------------------------------------------------

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by a comparison of the carrying amount to future undiscounted net cash flows expected to be generated. If an investment is considered to be impaired (see Note 2), the impairment to be recognized is measured by the amount by which the carrying amount of the investment exceeds fair value. The accounting policies of the Local Limited Partnership are generally consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Notes 3 and 4).

Equity in losses from Local Limited Partnerships for the years ended March 31, 2003, 2002 and 2001 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of limited partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 3).

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2003, 2002 and 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

Cash and Cash Equivalents
-------------------------

The Partnership considers highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Partnership had no cash equivalents at the end of all periods presented.

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

Reporting Comprehensive Income
------------------------------

The Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income established standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Partnership had no items of other comprehensive income during the years ended March 31, 2003, 2002 and 2001, as defined by SFAS No. 130.

New Accounting Pronouncements
-----------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. The statement is effective for fiscal years beginning after June 15, 2002. The Partnershp does not expect the adoption of SFAS No. 143 to have a material effect on the Partnerhip's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This standard was effective for the Partnership's financial statements beginning January 1, 2002. The implementation of SFAS No. 144 did not have a material impact on the Partnership's financial position or results of operations.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2003, 2002 and 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinded three previously issued statements and amended SFAS No. 13, "Accounting for Leases." The statement provides reporting standards for debt extinguishments and provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions. The statement is effective for certain lease transactions occurring after May 15, 2002 and all other provisions of the statement shall be effective for financial statements issued on or after May 15, 2002. The implementation of SFAS No. 145 did not have a material impact on the Partnership's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which updates accounting and reporting standards for personnel and operational restructurings. The Partnership adopted SFAS No. 146 for exit, disposal or other restructuring activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Partnership's financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others." The adoption of FIN 45 did not have a material impact on the Partnership's finacial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to SFAS No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method on accounting for stock-based employee compensation. The implementation of SFAS No. 148 is not expected to have a material effect on the Partnership's financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The adoption of FIN 46 did not have a material impact on the Partnership's financial position or results of operations.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2003, 2002 and 2001



NOTE 2 - UNCERTAINTY AND  COMMITMENTS  WITH RESPECT TO INVESTMENTS IN BROKEN BOW
--------------------------------------------------------------------------------
         AND SIDNEY
         ----------

The Partnership has two investments accounted for under the equity method, consisting of 99% limited partnership interests in each of Broken Bow Apartments I, Limited Partnership ("Broken Bow") and Sidney Apartments I, Limited Partnership ("Sidney").

Due to operational difficulties and negative cash flows in 2000, foreclosure procedures were commenced by the lender of these two Local Limited Partnerships. As a result, the Partnership, Broken Bow, Sidney, and a WNC subsidiary executed a work-out agreement with the lender (the "Agreement"), which was effective December 14, 2001. Broken Bow was required to pay to the lender $165,000 as a partial settlement of the indebtedness due and owing by Broken Bow due to the fact that their loan was a construction loan. The Partnership advanced the aforementioned monies to Broken Bow and fully reserved the amount as of March 31, 2002. The balance of the indebtedness due and owing to the lender by Broken Bow was satisfied by the execution of two promissory notes. The first note of $85,000, bears interest at 7% per annum, and requires principal and interest payments totaling $600 per month through April 2014, at which date the unpaid principal balance is due. The second note of $500,000, bears interest at 1% per annum, and has payments due monthly out of available cash flow, as defined, with the unpaid principal balance due April 2014. The balance of the indebtedness due and owing to the lender by Sidney was satisfied by the execution of two promissory notes. The first note totals $130,000, bears interest at 7% per annum, and requires principal and interest payments totaling $900 per month through April 2012, at which date the unpaid principal is due. The second note totals $300,000, bears interest at 1% per annum, and has payments due monthly out of available cash flow, as defined, with the unpaid principal balance due April 2014. The Partnership and a WNC subsidiary have executed a guarantee for the payment of both notes of Broken Bow and Sidney. In addition, several other commitments were made. Broken Bow and Sidney executed a grant deed to the lender in the event that either entity defaults under the terms and provisions of the notes. The deeds are held in escrow, and if Broken Bow or Sidney defaults on either note, the lender may, at its option, record the respective deed. In addition, the Partnership has assigned the lender as additional collateral all of its residual value interests, as defined, in all of the Local Limited Partnerships. The Partnership and the Local Limited Partnerships are prohibited from selling, assigning, transferring or further encumbering the Housing Complexes retained by each Local Limited Partnership.

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

                For The Years Ended March 31, 2003, 2002 and 2001



NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of the periods presented, the Partnership had acquired limited partnership interests in twenty-two Local Limited Partnerships, each of which owns one
Housing Complex consisting of an aggregate of 892 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require the approval from the Partnership. The Partnership, as a limited partner, is entitled to 96% to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Limited Partnerships.

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2003 and 2002 are approximately $720,000 and $502,000, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to unrecorded losses, as discussed below, acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account and to capital contributions payable to the limited partnerships which were netted against partner capital in the Local Limited Partnership's financial statements. The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the losses recorded by the Partnership for the three month period ended March 31, and the impairment of two Local Limited Partnerships (see Note 2).

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

Distributions from the Local Limited Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.

At March 31, 2003 and 2002, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently a portion of the Partnership's estimate of its share of losses for the year ended March 31, 2003, 2002 and 2001 amounting to approximately $172,000, $81,000 and $36,000 have not been recognized. As of March 31, 2003, the aggregate share of net losses not recognized by the Partnership amounted to $296,000.

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                         For the Years Ended
                                                                               March 31
                                                              -------------------------------------------
                                                                 2003           2002            2001
                                                              -----------    -----------    -------------
Investments per balance sheet, beginning of year            $  6,677,963   $  7,432,933   $    8,311,454
Distributions received from limited partnerships                 (12,825)          (250)          (5,949)
Equity in losses of limited partnerships                        (529,118)      (716,788)        (831,638)
Amortization of paid acquisition fees and costs                  (37,688)       (37,932)         (40,934)
                                                              -----------    -----------    -------------
Investments per balance sheet, end of period                $  6,098,332   $  6,677,963   $    7,432,933
                                                              ===========    ===========    =============

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2003, 2002 and 2001


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

                        COMBINED CONDENSED BALANCE SHEETS

                                                                                         2002                2001
                                                                               ---------------     ---------------
ASSETS

Land                                                                         $      1,712,000    $      1,634,000
Buildings and improvements, net of accumulated depreciation as of
   December 31, 2002 and 2001 of $9,656,000 and $8,489,000, respectively           30,546,000          31,695,000
Due from affiliates                                                                     4,000              54,000
Other assets                                                                        2,730,000           2,532,000
                                                                               ---------------     ---------------

                                                                             $     34,992,000    $     35,915,000
                                                                               ===============     ===============


LIABILITIES

Mortgage and construction loans payable                                      $     26,582,000    $     26,069,000
Due to related parties                                                                962,000           1,993,000
Other liabilities                                                                   1,223,000             749,000
                                                                               ---------------     ---------------

                                                                                   28,767,000          28,811,000
                                                                               ---------------     ---------------

PARTNERS' CAPITAL

WNC Housing Tax Credit Fund IV, L.P., Series 2                                      5,378,000           6,176,000
Other partners                                                                        847,000             928,000
                                                                               ---------------     ---------------

                                                                                    6,225,000           7,104,000
                                                                               ---------------     ---------------

                                                                             $     34,992,000    $     35,915,000
                                                                               ===============     ===============

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2003, 2002 and 2001


NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                 2002                2001               2000
                                                            ---------------     ---------------    ---------------
Revenues                                                  $      4,322,000    $      4,121,000   $      3,930,000
                                                            ---------------     ---------------    ---------------
Expenses:
  Operating expenses                                             2,634,000           2,559,000          2,368,000
  Interest expense                                               1,151,000           1,100,000          1,191,000
  Depreciation and amortization                                  1,337,000           1,347,000          1,367,000
                                                            ---------------     ---------------    ---------------
   Total expenses                                                5,122,000           5,006,000          4,926,000
                                                            ---------------     ---------------    ---------------
Net loss                                                  $       (800,000)   $       (885,000) $        (996,000)
                                                            ===============     ===============    ===============
Net loss allocable to the Partnership                     $       (789,000)   $       (874,000) $        (985,000)
                                                            ===============     ===============    ===============
Net loss recorded by the Partnership                      $       (529,000)   $       (717,000) $        (832,000)
                                                            ===============     ===============    ===============

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related tax credits could occur (furthermore see Note 7).

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership is obligated to the General Partner or its affiliates for the following items:

          Acquisition fees of up to 8% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,058,950. Accumulated amortization of these capitalized costs was $376,539 and $302,638 as of March 31, 2003 and 2002, respectively. Of the accumulated amortization recorded on the balance sheet at March 31, 2003, $40,969, $0 and $67,480 of the related expense was reflected as equity in losses of limited partnerships during the years ended March 31, 2003, 2002 and 2001, respectively, to reduce the respective net acquisition fee component of investments in local limited partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

          Reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.2% of the gross proceeds. The Partnership incurred acquisition costs of $169,193, at the end of all periods presented, which have been included in investments in limited partnerships. Accumulated amortization was $121,484 and $110,059 as of March 31, 2003 and 2002, respectively. Of the accumulated amortization recorded on the balance sheet at March 31, 2003, $6,669, $59,051 and $15,258 of the related expense was reflected as equity in losses of limited partnerships during the years ended March 31, 2003, 2002 and 2001, respectively, to reduce the respective net acquisition cost component of investments in local limited partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2003, 2002 and 2001


NOTE 4 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

          An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages, for the life of the Partnership. Management fees of $44,000 were incurred during each of the years ended March 31, 2003, 2002 and 2001, of which $1,875, $0 and $3,750 were paid during the years ended March 31, 2003, 2002 and 2001, respectively.

          A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2003 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to General Partner and affiliates consisted of the following:

                                                           March 31
                                                 -------------------------------

                                                     2003              2002
                                                ------------    ---------------

Reimbursement for expenses paid by the General
  Partner or an affiliate                       $     166,890   $        166,414

Asset management fee payable                          192,284            150,159
                                                 ------------    ---------------
                                                $     359,174   $        316,573
                                                 ============    ===============

The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2003, 2002 and 2001



NOTE 5 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the years ended March 31, 2003 and 2002:

                                                June 30          September 30        December 31          March 31
                                            ----------------    ---------------     ---------------    ---------------

                  2003
                  ----

Income                                    $               -   $              -    $              -   $          4,000

Operating expenses                                  (28,000)           (34,000)            (24,000)           (26,000)

Equity in losses of limited partnerships           (138,000)          (134,000)           (133,000)          (124,000)

Net loss                                           (166,000)          (168,000)           (157,000)          (146,000)

Loss available to limited partners                 (165,000)          (166,000)           (155,000)          (145,000)

Loss per limited partner unit                           (11)               (11)                (10)                (8)

                  2002
                  ----

Income                                    $             800   $            700    $            500   $          6,000

Operating expenses                                  (26,000)           (28,000)           (190,000)           (16,000)

Equity in losses of limited partnerships           (168,000)          (200,000)           (138,000)          (211,000)

Net loss                                           (194,000)          (227,000)           (328,000)          (219,000)

Loss available to limited partners                 (192,000)          (225,000)           (325,000)          (217,000)

Loss per limited partner unit                           (12)               (14)                (21)               (14)

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2003, 2002 and 2001



NOTE 7 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

During 2000, WNC removed a developer who, at the time, was the local general partner in six Local Limited Partnerships. The Partnership has a 99% limited partnership interest in two of those six Local Limited Partnerships. Those investments are Broken Bow Apartments I, Limited Partnership, and Sidney Apartments I, Limited Partnership. The six Local Limited Partnerships (hereinafter referred to as "Defendants") were defendants in a lawsuit. The lawsuit was filed by eight other partnerships in which the former Local General Partner of the Local Limited Partnerships is or was involved (the "Plaintiffs"). The Plaintiffs allege that the Local General Partner accepted funds from the Plaintiffs and improperly loaned these funds to the Defendants. In July 2001, this lawsuit was settled for an aggregate amount of $35,000. The Partnership's allocated share of $11,700 had been accrued in full at March 31, 2001 and paid in full at March 31, 2002.

The Partnership currently has insufficient working capital to fund its operations. WNC and Associates, Inc., the general partner of the General Partner of the Partnership, has agreed to provide advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2004.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

NOT APPLICABLE

PART III.

Item 10. Directors and Executive Officers of the Registrant

(a)   Identification of Directors, (b) Identification of Executive Officers, (c)
      --------------------------------------------------------------------------
      Identification of Certain Significant Employees, (d) Family Relationships,
      --------------------------------------------------------------------------
      and (e) Business Experience
      ---------------------------

The Partnership has no directors, executive officers or employees of its own. The following biographical information is presented for the directors, executive officers and significant employees of Associates, which has principal responsibility for the Partnership's affairs.

Associates is a California corporation which was organized in 1971. Its officers and significant employees are:

Wilfred N. Cooper, Sr.                Chairman of the Board
Wilfred N. Cooper, Jr.                President and Chief Executive Officer
David N. Shafer, Esq.                 Executive Vice President and Director of Asset Management
Sylvester P. Garban                   Senior Vice President - Institutional Investments
David C. Turek                        Senior Vice President - Originations
Thomas J. Riha, CPA                   Vice President - Chief Financial Officer
Michael J. Gaber                      Vice President - Acquisitions
Diemmy T. Tran                        Vice President - Portfolio Management
J. Brad Hurlbut                       Director of Syndications

In addition to Wilfred N. Cooper,  Sr., the directors of Associates  are Wilfred
N. Cooper, Jr., David N. Shafer, and Kay L. Cooper. The principal shareholder of Associates is a trust established by Wilfred N. Cooper, Sr.

Wilfred N. Cooper, Sr., age 72, is the founder and Chairman of the Board of Directors of Associates, a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by Associates Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of Associates, and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives. Mr. Cooper is a Life Director of the National Association of Home Builders and a National Trustee for NAHB's Political Action Committee, and the Chairman of NAHB's Multifamily Council. He is a Director of the National Housing Conference and a member of NHC's Executive Committee, and a founder and Director of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 40, is President, Chief Executive Officer, Secretary and a Director and a member of the Acquisition Committee of Associates. He is President of, and a registered principal with, WNC Capital Corporation, and is a Director of WNC Management, Inc. He has been involved in real estate investment and acquisition activities since 1988 when he joined Associates. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Editorial Advisory Boards of Affordable
                                                                      ----------
Housing Finance and LIHC Monthly Report, a Steering Member of the Housing Credit
---------------     -------------------
Group of the National Association of Home Builders, an Alternate Director of NAHB, a member of the Advisory Board of the New York State Association for Affordable Housing and a member of the Urban Land Institute. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 50, is Executive Vice President, a Director, Director of Asset Management and a member of the Acquisition Committee of Associates, and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining Associates in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing, and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Sylvester P. Garban, age 57, is Senior Vice President - Institutional Investments of Associates Mr. Garban has been involved in real estate investment activities since 1978. Before joining Associates in 1989, he served as Executive Vice President with MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the National Association of Affordable Housing Lenders and the Financial Planning Association. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

David C. Turek, age 48, is Senior Vice President - Originations of Associates His experience with real estate investments and finance has continued since 1976, and he has been employed by Associates since 1996. Previously, from 1995 to 1996, Mr. Turek served as a consultant for a national tax credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of tax credit properties. From 1992 to 1995 he served as Executive Vice President for Levcor, Inc., a multi-family development company, and from 1990 to 1992 he served as Vice President for the Paragon Group where he was responsible for tax credit development activities. He is a Director of the National Housing and Rehabilitation Association, the Rural Rental Housing Association of Texas, and the Alabama Council of Affordable Rental Housing. Mr. Turek graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

Thomas J. Riha, age 47, is Vice President - Chief Financial Officer and a member of the Acquisition Committee of Associates and President, Treasurer and a Director of WNC Management, Inc. He has been involved in real estate acquisition and investment activities since 1979. Before joining Associates in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. He is a Director of the Task Force on Housing Credit Certification of the National Association of Home Builders. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree cum laude in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Michael J. Gaber, age 37, is Vice President - Acquisitions and a member of the Acquisition Committee of Associates Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with Associates since 1997. Prior to joining Associates, he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with H.F. Ahmanson & Company, parent of Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

Diemmy T. Tran, age 37, is Vice President - Portfolio Management of Associates She is responsible for overseeing portfolio management and investor reporting for all WNC funds, and for monitoring investment returns for all WNC institutional funds. Ms. Tran has been involved in real estate asset management and finance activities for 12 years. Prior to joining Associates in 1998, Ms. Tran served as senior asset manager for a national Tax Credit sponsor and as an asset specialist for the Resolution Trust Corporation where she was responsible for the disposition and management of commercial loan and REO portfolios. Ms. Tran is licensed as a California real estate broker. She graduated from California State University, Northridge in 1989 with a Bachelor of Science degree in finance and a minor in real estate.

J. Brad Hurlbut, age 43, is Director of Syndications of Associates He is responsible for the financial structuring of WNC's institutional funds. Mr. Hurlbut has 20 years of experience in real estate investment and development. Prior to joining WNC in 2000, he served as corporate controller for Great Western Hotels Corporation. Mr. Hurlbut has been an enrolled agent licensed to practice before the IRS since 1984. He graduated from the University of Redlands in 1981 with a Bachelor of Science degree in business management and from California State University, Fullerton in 1985 with a Master of Science degree in taxation.

Kay L. Cooper, age 66, is a Director of Associates. Mrs. Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Mrs. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

(f)   Involvement in Certain Legal Proceedings
      ----------------------------------------

      Inapplicable.

(g)   Promoters and Control Persons
      -----------------------------

      Inapplicable.

(h)   Audit Committee Financial Expert
      --------------------------------

      Neither the Partnership nor Associates has an audit committee.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or Associates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee of the greater of (i) $2,000 per multi-family housing complex or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on changes in the Consumer Price Index, however in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnerships and the Partnership's allocable share of the amount of indebtedness related to the Housing Complexes. Fees of $44,000 were incurred during each of the years ended March 31, 2003, 2002 and 2001. The Partnership paid the General Partner or its affiliates $1,875, $0 and $4,000 of those fees during the years ended March 31, 2003, 2002 and 2001, respectively.

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

(c) Operating Expense. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $30,000, $39,000 and $58,000 during the years ended March 31, 2003, 2002 and 2001, respectively.

(d) Interest in Partnership. The General Partners receives 1% of the Partnership's allocated Low Income Housing Credits, which approximated $22,000 for the General Partner for each of the years ended March 31, 2003, 2002 and 2001. The General Partner is also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partner during the years ended March 31, 2003, 2002 and 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)  Securities Authorized for Issuance Under Equity Compensation Plans
     ------------------------------------------------------------------

     Inapplicable


(b)  Security Ownership of Certain Beneficial Owners
     ----------------------------------------------

     The following is the only limited partner known to the General Partner to own beneficially in excess of 5% of the outstanding Units.


                                                                             Amount of
                                             Name and Address of               Units
             Title of Class                   Beneficial Owner               Controlled         Percent of Class
          -------------------------------------------------------------------------------------------------------

          Units of Limited Partnership    Sempra Energy Financial               4,000 Units            25.6%
          Interests                       P.O. Box 126943
                                          San Diego, CA 92113-6943

(c)       Security Ownership of Management
          --------------------------------

          Neither the General Partner, its affiliates, nor any of the officers or directors of the General Partner or its affiliates own directly or beneficially any Units in the Partnership.

(d)       Changes in Control
          ------------------

          The management and control of the General Partner and of Associates may be changed at any time in accordance with their respective organizational documents, without the consent or approval of the Limited Partners. In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

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

Item 14.  Controls and Procedures

Associates, on behalf of the Partnership, maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their most recent evaluation, which was completed within 90 days of the filing of this Annual Report on Form 10-K, our Principal Executive Officer and Principal Financial Officer believe that our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) are effective. There were no significant changes in internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation.

PART IV.

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements

(a)(1)    Financial statements included in Part II hereof:
          ------------------------------------------------
          Report of Independent Certified Public Accountants
          Balance Sheets, March 31, 2003 and 2002
          Statements of Operations for the years ended March 31, 2003, 2002 and
            2001
          Statements of Partners' Equity (Deficit) for the years ended March 31,
            2003, 2002 and 2001
          Statements of Cash Flows for the years ended March 31, 2003, 2002 and
            2001
          Notes to Financial Statements

(a)(2)    Financial statement schedules included in Part IV hereof:
          ---------------------------------------------------------

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

99.1      Certification of the Principal Executive Officer pursuant to 18 U.S.C.
          section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

99.2      Certification of the Principal Financial Officer pursuant to 18 U.S.C.
          section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

99.3 Financial Statements of Pioneer Street Associates, a California Limited Partnership as of and for the years ended December 31, 2001 and 2000 together with Independent Auditors' Report thereon; filed as exhibit 99.3 on Form 10-K dated March 31, 2002; a significant subsidiary of the Partnership.

99.4 Financial Statements of Pioneer Street Associates, a California Limited Partnership as of and for the years ended December 31, 2002 and 2001 together with Independent Auditors' Report thereon; a significant subsidiary of the Partnership. (filed herewith)

(d)       Financial  statement  schedules  follow,  as set  forth in  subsection
          ---------------------------------------
          (a)(2) hereof.

              Report of Independent Certified Public Accountants on
                          Financial Statement Schedules





To the Partners
WNC Housing Tax Credit Fund IV, L.P., Series 2


The audits referred to in our report dated June 3, 2003, relating to the 2003, 2002 and 2001 financial statements of WNC Housing Tax Credit Fund IV, L.P., Series 2 (the "Partnership"), which is contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the financial information set forth therein.



                                          /s/   BDO SEIDMAN, LLP


Costa Mesa, California
June 3, 2003

WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2003                            As of December 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                              Partnerships Total     Amount of   Encumbrances
                                               Original Investment   Investment  of Local                                     Net
                                               in Local Limited      Paid        Limited        Property and  Accumulated     Book
   Partnership Name       Location              Partnerships         to Date     Partnerships   Equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Apartment Housing
of East Brewton,          East Brewton,
Ltd.                      Alabama              $ 1,192,000      $ 1,192,000    $ 1,141,000    $ 2,342,000  $  (336,000)  $ 2,006,000

Autumn Trace              Silsbee,
Associates, Ltd.          Texas                    412,000          412,000      1,233,000      2,059,000     (693,000)    1,366,000

Broken Bow
Apartments I,
Limited                   Broken Bow,
Partnership               Nebraska                 608,000          608,000        584,000      1,383,000     (210,000)    1,173,000

Candleridge
Apartments
of Waukee                 Waukee,
L.P. II                   Iowa                     125,000          125,000        673,000        904,000     (236,000)      668,000

Chadwick
Limited                   Edan, North
Partnership               Carolina                 378,000          378,000      1,528,000      2,053,000     (390,000)    1,663,000


Comanche
Retirement                Comanche,
Village, Ltd.             Texas                    136,000          136,000        587,000        761,000     (200,000)      561,000

Crossings II
Limited
Housing
Association
Limited
Dividend                  Portage,
Partnership               Michigan                 432,000          432,000      5,715,000      6,952,000   (1,059,000)    5,893,000

EW, a Wisconsin
Limited                   Evansville,
Partnership               Wisconson                164,000          164,000        609,000        907,000     (301,000)      606,000


Garland Street
Limited                   Malvarn,
Partnership               Arkansas                 164,000          164,000        687,000        928,000     (308,000)      620,000

Hereford Seniors          Hereford,
Community, Ltd.           Texas                    167,000          167,000        792,000      1,009,000     (193,000)      816,000

WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2003                            As of December 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                              Partnerships Total     Amount of   Encumbrances
                                               Original Investment   Investment  of Local                                     Net
                                               in Local Limited      Paid        Limited        Property and  Accumulated     Book
   Partnership Name       Location              Partnerships         to Date     Partnerships   Equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Hickory Lane              Newton,
Associates, Ltd           Texas                    174,000          174,000        591,000        950,000      225,000       725,000

Honeysuckle
Court Associates,         Vidor,
Ltd.                      Texas                    339,000          339,000      1,156,000      1,833,000      453,000     1,380,000

Klimpel                   Fullerton,
Manor, Ltd                California             1,774,000        1,774,000      2,000,000      3,589,000      849,000     2,740,000


Lamesa Seniors            Lamesa,
Community, Ltd.           Texas                    143,000          143,000        675,000        821,000      241,000       580,000

Laredo Heights            Navasota,
Apartments Ltd.           Texas                    225,000          225,000        977,000      1,383,000      264,000     1,119,000

Mountainview              North
Apartments                Wilkesboro,
Limited                   North
Partnership               Carolina                 195,000          195,000        984,000      1,211,000      250,000       961,000


Palestine Seniors         Palestine,
Community, Ltd.           Texas                    225,000          225,000      1,114,000      1,388,000      299,000     1,089,000

Pecan Grove               Forrest City,
Limited Partnership       Arkansas                 240,000          240,000      1,099,000      1,419,000      483,000       936,000


Pioneer Street            Bakersfield,
Associates                California             2,222,000        2,222,000      1,810,000      4,097,000    1,164,000     2,933,000

Sidney Apartments
I, Limited                Sidney,
Partnership               Nebraska                 530,000          530,000        429,000     1,419,000       251,000     1,168,000

Southcove                 Orange Cove,
Associates                California             2,000,000        2,000,000      1,514,000     3,466,000     1,001,000     2,465,000

Walnut Turn               Buna,
Associates, Ltd.          Texas                    188,000          188,000        684,000     1,040,000       250,000       790,000
                                               ------------     -----------    ------------ ------------   ------------ ------------
                                               $12,033,000      $12,033,000    $26,582,000  $ 41,914,000   $ 9,656,000  $ 32,258,000
                                               ============     ===========    ============ =============  ============ ============

WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                                   ----------------------------------------------------------------------------------
                                                         For the year ended December 31, 2002
                                   ----------------------------------------------------------------------------------
         Partnership Name                                                     Year                     Estimated
                                                                           Investment                  Useful Life
                                      Rental Income    Net Income (Loss)    Acquired        Status       (Years)
---------------------------------------------------------------------------------------------------------------------
Apartment Housing of East
Brewton, Ltd.                              $   120,000       $  (77,000)            1998    Completed       40 Years

Autumn Trace Associates, Ltd.                  231,000          (74,000)            1994    Completed     27.5 Years

Broken Bow Apartments I, Limited
Partnership                                     51,000          (48,000)            1996    Completed       40 Years

Candleridge Apartments of Waukee
L.P. II                                        130,000           (8,000)            1995    Completed     27.5 Years

Chadwick Limited Partnership                   205,000          (17,000)            1994    Completed       50 Years

Comanche Retirement Village, Ltd.               78,000          (22,000)            1994    Completed       30 Years

Crossings II Limited Dividend
Housing Association Limited
Partnership                                    772,000          (45,000)            1997    Completed       40 Years

EW, a Wisconsin Limited
Partnership                                     93,000          (18,000)            1994    Completed     27.5 Years

Garland Street Limited Partnership              77,000          (26,000)            1994    Completed     27.5 Years

Hereford Seniors Community, Ltd.                90,000          (21,000)            1995    Completed       40 Years

Hickory Lane Associates, Ltd                   100,000          (12,000)            1995    Completed     27.5 Years

Honeysuckle Court Associates, Ltd.             203,000          (47,000)            1995    Completed     27.5 Years

Klimpel Manor, Ltd                             416,000          (97,000)            1994    Completed       40 Years

Lamesa Seniors Community, Ltd.                 119,000          (27,000)            1994    Completed       40 Years

Laredo Heights Apartments Ltd.                 171,000          (35,000)            1996    Completed       45 Years

Mountainview Apartments Limited
Partnership                                    102,000          (21,000)            1994    Completed       40 Years

Palestine Seniors Community, Ltd.              139,000          (20,000)            1994    Completed       40 Years

WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                                   ----------------------------------------------------------------------------------
                                                         For the year ended December 31, 2002
                                   ----------------------------------------------------------------------------------
         Partnership Name                                                     Year                     Estimated
                                                                           Investment                  Useful Life
                                      Rental Income    Net Income (Loss)    Acquired        Status       (Years)
---------------------------------------------------------------------------------------------------------------------
Pecan Grove Limited Partnership                135,000          (32,000)            1994    Completed     27.5 Years

Pioneer Street Associates                      488,000            2,000             1995    Completed     27.5 Years

Sidney Apartments I, Limited
Partnership                                     76,000          (21,000)            1996    Completed       40 Years

Southcove Associates                           229,000         (112,000)            1994    Completed     27.5 Years

Walnut Turn Associates, Ltd.                    20,000          (22,000)            1995    Completed     27.5 Years
                                           ------------       -----------
                                           $ 4,045,000        $ (800,000)
                                           ============       ===========

WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2002                            As of December 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                              Partnerships Total     Amount of   Encumbrances
                                               Original Investment   Investment  of Local                                     Net
                                               in Local Limited      Paid        Limited        Property and  Accumulated     Book
   Partnership Name       Location              Partnerships         to Date     Partnerships   Equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Apartment Housing
of East Brewton,          East Brewton,
Ltd.                      Alabama              $ 1,192,000      $ 1,192,000    $ 1,139,000    $ 2,341,000  $   254,000   $ 2,087,000

Autumn Trace              Silsbee,
Associates, Ltd.          Texas                    412,000          412,000      1,243,000      2,058,000      618,000     1,440,000

Broken Bow
Apartments I,
Limited                   Broken Bow,
Partnership               Nebraska                 608,000          608,000        586,000      1,384,000      171,000     1,213,000

Candleridge
Apartments
of Waukee                 Waukee,
L.P. II                   Iowa                     125,000          125,000        676,000        895,000      202,000       693,000

Chadwick
Limited                   Edan, North
Partnership               Carolina                 378,000          378,000      1,540,000      2,021,000      344,000     1,677,000


Comanche
Retirement                Comanche,
Village, Ltd.             Texas                    136,000          136,000        589,000        761,000      174,000       587,000

Crossings II
Limited
Housing
Association
Limited
Dividend                  Portage,
Partnership               Michigan                 432,000          432,000      5,812,000      6,952,000      862,000     6,090,000

EW, a Wisconsin
Limited                   Evansville,
Partnership               Wisconson                164,000          164,000        613,000        900,000      262,000       638,000


Garland Street
Limited                   Malvarn,
Partnership               Arkansas                 164,000          164,000        690,000        927,000      273,000       654,000

Hereford Seniors          Hereford,
Community, Ltd.           Texas                    167,000          167,000        796,000      1,005,000      167,000       838,000

WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2002                            As of December 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                              Partnerships Total     Amount of   Encumbrances
                                               Original Investment   Investment  of Local                                     Net
                                               in Local Limited      Paid        Limited        Property and  Accumulated     Book
   Partnership Name       Location              Partnerships         to Date     Partnerships   Equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Hickory Lane              Newton,
Associates, Ltd           Texas                    174,000          174,000        593,000        950,000      193,000       757,000

Honeysuckle
Court Associates,         Vidor,
Ltd.                      Texas                    339,000          339,000      1,159,000      1,833,000      388,000     1,445,000

Klimpel                   Fullerton,
Manor, Ltd                California             1,774,000        1,774,000      1,297,000      3,588,000      754,000     2,834,000


Lamesa Seniors            Lamesa,
Community, Ltd.           Texas                    143,000          143,000        669,000        820,000      212,000       608,000

Laredo Heights            Navasota,
Apartments Ltd.           Texas                    225,000          225,000        981,000      1,374,000      221,000     1,153,000

Mountainview              North
Apartments                Wilkesboro,
Limited                   North
Partnership               Carolina                 195,000          195,000        989,000      1,212,000      372,000       840,000


Palestine Seniors         Palestine,
Community, Ltd.           Texas                    225,000          225,000      1,119,000      1,385,000      265,000     1,120,000

Pecan Grove               Forrest City,
Limited Partnership       Arkansas                 240,000          240,000      1,104,000      1,417,000      427,000       990,000


Pioneer Street            Bakersfield,
Associates                California             2,222,000        2,222,000      1,836,000      4,087,000    1,023,000     3,064,000

Sidney Apartments
I, Limited                Sidney,
Partnership               Nebraska                 530,000          530,000        431,000     1,420,000       214,000     1,206,000

Southcove                 Orange Cove,
Associates                California             2,000,000        2,000,000      1,521,000     3,448,000       879,000     2,569,000

Walnut Turn               Buna,
Associates, Ltd.          Texas                    188,000          188,000        686,000     1,040,000       214,000       826,000
                                               ------------     -----------    ------------ ------------   ------------ ------------
                                               $12,033,000      $12,033,000    $26,069,000  $ 41,818,000   $ 8,489,000  $ 33,329,000
                                               ============     ===========    ============ =============  ============ ============

WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                   ----------------------------------------------------------------------------------
                                                         For the year ended December 31, 2001
                                   ----------------------------------------------------------------------------------
         Partnership Name                                                     Year                     Estimated
                                                                           Investment                  Useful Life
                                      Rental Income    Net Income (Loss)    Acquired        Status       (Years)
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

WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                   ----------------------------------------------------------------------------------
                                                         For the year ended December 31, 2001
                                   ----------------------------------------------------------------------------------
         Partnership Name                                                     Year                     Estimated
                                                                           Investment                  Useful Life
                                      Rental Income    Net Income (Loss)    Acquired        Status       (Years)
---------------------------------------------------------------------------------------------------------------------

Pecan Grove Limited Partnership                124,000          (41,000)            1994    Completed     27.5 Years

Pioneer Street Associates                      487,000          (87,000)            1995    Completed     27.5 Years

Sidney Apartments I, Limited
Partnership                                     71,000          (36,000)            1996    Completed       40 Years

Southcove Associates                           216,000         (120,000)            1994    Completed     27.5 Years

Walnut Turn Associates, Ltd.                    91,000          (27,000)            1995    Completed     27.5 Years
                                           ------------       -----------
                                           $ 3,967,000        $ (885,000)
                                           ============       ===========


WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2001                     As of December 31, 2000(Restated)
------------------------------------------------------------------------------------------------------------------------------------
                                              Partnerships Total     Amount of   Encumbrances
                                               Original Investment   Investment  of Local                                     Net
                                               in Local Limited      Paid        Limited        Property and  Accumulated     Book
   Partnership Name       Location              Partnerships         to Date     Partnerships   Equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Apartment Housing
of East Brewton,          East Brewton,
Ltd.                      Alabama              $ 1,192,000      $ 1,192,000    $ 1,145,000    $ 2,339,000  $   168,000   $ 2,171,000

Autumn Trace              Silsbee,
Associates, Ltd.          Texas                    412,000          412,000      1,253,000      2,059,000      544,000     1,515,000

Broken Bow
Apartments I,
Limited                   Broken Bow,
Partnership               Nebraska                 608,000          608,000        750,000      1,383,000      130,000     1,253,000

Candleridge
Apartments
of Waukee                 Waukee,
L.P. II                   Iowa                     125,000          125,000        679,000        883,000      171,000       712,000

Chadwick
Limited                   Edan, North
Partnership               Carolina                 378,000          378,000      1,551,000      2,020,000      298,000     1,722,000


Comanche
Retirement                Comanche,
Village, Ltd.             Texas                    136,000          136,000        591,000        784,000      166,000       582,000

Crossings II
Limited
Housing
Association
Limited
Dividend                  Portage,
Partnership               Michigan                 432,000          432,000      5,905,000      6,952,000      666,000     6,286,000

EW, a Wisconsin
Limited                   Evansville,
Partnership               Wisconson                164,000          164,000        613,000        882,000      224,000       658,000


Garland Street
Limited                   Malvarn,
Partnership               Arkansas                 164,000          164,000        693,000        924,000      237,000       687,000

Hereford Seniors          Hereford,
Community, Ltd.           Texas                    167,000          167,000        799,000      1,006,000      142,000       864,000

WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2001                         As of December 31, 2000(Restated)
------------------------------------------------------------------------------------------------------------------------------------
                                              Partnerships Total     Amount of   Encumbrances
                                               Original Investment   Investment  of Local                                     Net
                                               in Local Limited      Paid        Limited        Property and  Accumulated     Book
   Partnership Name       Location              Partnerships         to Date     Partnerships   Equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Hickory Lane              Newton,
Associates, Ltd           Texas                    174,000          174,000        594,000        950,000      160,000       790,000

Honeysuckle
Court Associates,         Vidor,
Ltd.                      Texas                    339,000          339,000      1,162,000      1,833,000      323,000     1,510,000

Klimpel                   Fullerton,
Manor, Ltd                California             1,774,000        1,774,000      1,314,000      3,589,000      649,000     2,940,000


Lamesa Seniors            Lamesa,
Community, Ltd.           Texas                    143,000          143,000        671,000        818,000      184,000       634,000

Laredo Heights            Navasota,
Apartments Ltd.           Texas                    225,000          225,000      1,101,000      1,358,000      179,000     1,179,000

Mountainview              North
Apartments                Wilkesboro,
Limited                   North
Partnership               Carolina                 195,000          195,000        994,000      1,211,000      197,000     1,014,000


Palestine Seniors         Palestine,
Community, Ltd.           Texas                    225,000          225,000      1,124,000      1,385,000      231,000     1,154,000

Pecan Grove               Forrest City,
Limited Partnership       Arkansas                 240,000          240,000      1,109,000      1,402,000      370,000     1,032,000


Pioneer Street            Bakersfield,
Associates                California             2,222,000        2,222,000      1,862,000      4,087,000      876,000     3,211,000

Sidney Apartments
I, Limited                Sidney,
Partnership               Nebraska                 530,000          530,000        430,000     1,419,000       176,000     1,243,000

Southcove                 Orange Cove,
Associates                California             2,000,000        2,000,000      1,527,000     3,445,000       753,000     2,692,000

Walnut Turn               Buna,
Associates, Ltd.          Texas                    188,000          188,000        688,000     1,040,000       179,000       861,000
                                               ------------     -----------    ------------ ------------   ------------ ------------
                                               $12,033,000      $12,033,000    $26,555,000  $ 41,733,000   $ 7,023,000  $ 34,710,000
                                               ============     ===========    ============ =============  ============ ============

WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                   ----------------------------------------------------------------------------------
                                                         For the year ended December 31, 2000(Restated)
                                   ----------------------------------------------------------------------------------
         Partnership Name                                                     Year                     Estimated
                                                                           Investment                  Useful Life
                                      Rental Income    Net Income (Loss)    Acquired        Status       (Years)
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

WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                   ----------------------------------------------------------------------------------
                                                         For the year ended December 31, 2000(Restated)
                                   ----------------------------------------------------------------------------------
         Partnership Name                                                     Year                     Estimated
                                                                           Investment                  Useful Life
                                      Rental Income    Net Income (Loss)    Acquired        Status       (Years)
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


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

By:      WNC & Associates, Inc.,
         General Partner

         By:      /s/ Wilfred N. Cooper, Jr.
                  --------------------------
                  Wilfred N. Cooper, Jr.,
                  President of WNC & Associates, Inc.

Date:    July 7, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      /s/ Wilfred N. Cooper, Jr.
         --------------------------
         Wilfred N. Cooper, Jr.,
         Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date:    July 7, 2003


By:      /s/ Thomas J. Riha
         -------------------
         Thomas J. Riha,
         Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:    July 7, 2003


By:      /s/ Wilfred N. Cooper, Sr.
         --------------------------
         Wilfred N. Cooper, Sr.,
         -----------------------
         Chairman of the Board of WNC & Associates, Inc.

Date:    July 7, 2003

By:      /s/ David N. Shafer
         -------------------
         David N Shafer,
         Director of WNC & Associates, Inc.

Date:  ________ ___, 2003

                                 CERTIFICATIONS

     I,   Wilfred N. Cooper, Jr., certify that:

     1. I have reviewed this annual report on Form 10-K of WNC HOUSING TAX CREDITS FUND IV, L.P., Series 2;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  July 7, 2003


     /s/  Wilfred N. Cooper, Jr.
     ---------------------------

     [Signature]

     Chairman and Chief Executive Officer of WNC & Associates, Inc.

                                 CERTIFICATIONS

          I,   Thomas J. Riha, certify that:

          1. I have reviewed this annual report on Form 10-K of WNC HOUSING TAX CREDITS FUND IV, L.P., Series 2;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

               (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date:  July 7, 2003


          /s/  Thomas J. Riha
          -------------------

          [Signature]

          Vice-President - Chief Financial Officer of WNC & Associates, Inc.