Form 10-Q
period 2003-06-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 2003-09-03
CIK 913497

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

                               INDEX TO FORM 10-Q

                  For the Quarterly Period Ended June 30, 2003



PART I. FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets
                    June 30, 2003 and March 31, 2003...........................3

                  Statements of Operations
                    For the three months ended June 30, 2003 and 2002..........4

                  Statement of Partners' Equity (Deficit)
                    For the three months ended June 30, 2003...................5

                  Statements of Cash Flows
                    For the three months ended June 30, 2003 and 2002..........6

                  Notes to Financial Statements................................7

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.............17

         Item 3.  Quantitative and Qualitative Disclosures about Market Risks.19

         Item 4.  Procedures and Controls.....................................19

PART II. OTHER    INFORMATION

         Item 1.  Legal Proceedings...........................................19

         Item 6.  Exhibits and Reports on Form 8-K............................19

         Signatures...........................................................20

         Certifications.......................................................21

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                                 BALANCE SHEETS


                                                                   June 30, 2003                   March 31, 2003
                                                              ------------------------          --------------------
                                                                    (unaudited)
ASSETS

Cash and cash equivalents                                   $                 23,598          $             16,162
Investments in limited partnerships, net (Note 3)                          5,964,407                     6,098,332
Other assets                                                                     998                           998
                                                              ------------------------          --------------------

                                                            $              5,989,003          $          6,115,492
                                                              ========================          ====================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Liabilities:
   Accrued fees and expenses due to General Partner
      and affiliates (Note 4)                                                381,668                       359,174
                                                              ------------------------          --------------------

Total liabilities                                                            381,668                       359,174
                                                              ------------------------          --------------------

Commitments and Contingencies (Note 6)

Partners' equity (deficit):
   General Partner                                                           (96,239)                      (94,749)
   Limited Partners (20,000 units authorized,
     15,600 units issued and outstanding)                                  5,703,574                     5,851,067
                                                                                                --------------------
                                                              ------------------------
Total partners' equity                                                     5,607,335                     5,756,318
                                                              ------------------------          --------------------

                                                            $              5,989,003          $          6,115,492
                                                              ========================          ====================

                 See accompanying notes to financial statements
                                        3

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2003 and 2002
                                   (unaudited)

                                                               2003                          2002
                                                     -------------------------      ------------------------

  Interest income                                  $                      48      $                    120
  Distribution income                                                  2,990                             -
                                                     -------------------------      ------------------------
                                                                       3,038                           120
                                                     -------------------------      ------------------------

  Operating expenses:
     Amortization (Note 3)                                             9,422                         9,422
     Asset management fees (Note 4)                                   11,000                        11,000
     Legal & accounting                                                5,089                         1,695
     Other                                                             6,405                         6,289
                                                     -------------------------      ------------------------

        Total operating expenses                                      31,916                        28,406
                                                     -------------------------      ------------------------

  Loss from operations                                               (28,878)                      (28,286)

  Equity in losses of
     limited partnerships (Note 3)                                  (120,105)                     (138,271)
                                                     -------------------------      ------------------------

  Net loss                                         $                (148,983)     $               (166,557)
                                                     =========================      ========================

  Net loss allocated to:
     General Partner                               $                  (1,490)     $                 (1,666)
                                                     =========================      ========================

     Limited Partners                              $                (147,493)     $               (164,891)
                                                     =========================      ========================

  Net loss per weighted limited
    partner unit                                   $                      (9)     $                    (11)
                                                     =========================      ========================

  Outstanding weighted limited
    partner units                                                     15,600                        15,600
                                                     =========================      ========================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                    For the Three Months Ended June 30, 2003
                                   (unaudited)



                                                             General              Limited
                                                             Partner              Partners             Total
                                                         ----------------      ---------------    ----------------

Partners' equity (deficit) at March 31, 2003           $        (94,749)     $    5,851,067     $      5,756,318

Net loss                                                         (1,490)           (147,493)            (148,983)
                                                         ----------------      ---------------    ----------------

Partners' equity (deficit) at June 30, 2003            $        (96,239)     $    5,703,574     $      5,607,335
                                                         ================      ===============    ================








                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2003 and 2002
                                   (unaudited)

                                                                           2003                  2002
                                                                     -----------------     -----------------
Cash flows from operating activities:
   Net loss                                                        $        (148,983)    $        (166,557)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
          Amortization                                                         9,422                 9,422
          Equity in losses of limited partnerships                           120,105               138,271
          Change in other assets                                                   -                 3,000
          Change in accrued fees and expenses due to
              General Partner and affiliates                                  22,494                10,702
                                                                     -----------------     -----------------
     Net cash provided by (used in) operating activities                       3,038                (5,162)
                                                                     -----------------     -----------------

Cash flows from investing activities:
          Distributions from limited partnerships                              4,398                     -
                                                                     -----------------     -----------------
     Net cash provided by investing activities                                 4,398                     -
                                                                     -----------------     -----------------

Net increase (decrease) in cash and cash equivalents                           7,436                (5,162)

Cash and cash equivalents, beginning of period                                16,162                32,342
                                                                     -----------------     -----------------

Cash and cash equivalents, end of period                           $          23,598     $          27,180
                                                                     =================     =================


SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW INFORMATION:

  Taxes paid                                                       $               -     $             800
                                                                     ================      =================


                 See accompanying notes to financial statements
                                       6

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2003.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Certain Risks and Uncertainties, continued
------------------------------------------

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

Equity in losses from Local Limited Partnerships for the periods ended June 30, 2003 and 2002 have been recorded by the Partnership based on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of limited partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 3).

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)

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

Reporting Comprehensive Income
------------------------------

The Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income established standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Partnership had no items of other comprehensive income during periods presented, as defined by SFAS No. 130.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

New Accounting Pronouncements
-----------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. The statement is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on the Partnership's financial position or results of operations.

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

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others." The adoption of FIN 45 did not have a material impact on the Partnership's financial position or results of operations.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)

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

Due to operational difficulties and negative cash flows in 2000, foreclosure procedures were commenced by the lender of these two Local Limited Partnerships. As a result, the Partnership, Broken Bow, Sidney, and a WNC subsidiary executed a work-out agreement with the lender (the "Agreement"), which was effective December 14, 2001. Broken Bow was required to pay to the lender $165,000 as a partial settlement of the indebtedness due and owing by Broken Bow due to the fact that their loan was a construction loan. The Partnership advanced the aforementioned monies to Broken Bow and fully reserved the amount as of March 31, 2002. The balance of the indebtedness due and owing to the lender by Broken Bow was satisfied by the execution of two promissory notes. The first note of $85,000, bears interest at 7% per annum, and requires principal and interest payments totaling $600 per month through April 2014, at which date the unpaid principal balance is due. The second note of $500,000, bears interest at 1% per annum, and has payments due monthly out of available cash flow, as defined, with the unpaid principal balance due April 2014. The balance of the indebtedness due and owing to the lender by Sidney was satisfied by the execution of two promissory notes. The first note totals $130,000, bears interest at 7% per annum, and requires principal and interest payments totaling $900 per month through April 2012, at which date the unpaid principal is due. The second note totals $300,000, bears interest at 1% per annum, and has payments due monthly out of available cash flow, as defined, with the unpaid principal balance due April 2014. The Partnership and a WNC subsidiary have executed a guarantee for the payment of both notes of Broken Bow and Sidney. In addition, several other commitments were made. Broken Bow and Sidney executed a grant deed to the lender in the event that either entity defaults under the terms and provisions of the notes. The deeds are held in escrow, and if Broken Bow or Sidney defaults on either note, the lender may, at its option, record the respective deed. In addition, the Partnership has assigned the lender as additional collateral all of its residual value interests, as defined, in all of the Local Limited Partnerships. The Partnership and the Local Limited Partnerships are prohibited from selling, assigning, transferring or further encumbering the Housing Complexes retained by each Local Limited Partnership without the approval of the lender.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)

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

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                  For the Three Months
                                                                          Ended              For the Year Ended
                                                                      June 30, 2003            March 31, 2003
                                                                 ------------------------    -------------------

   Investments in limited partnerships, beginning of period    $              6,098,332    $         6,677,963

   Distributions received from limited partnerships                              (4,398)               (12,825)
   Equity in losses of limited partnerships                                    (120,105)              (529,118)
   Amortization of capitalized acquisition fees and costs                        (9,422)               (37,688)
                                                                 ------------------------    -------------------
   Investments in limited partnerships, end of period          $              5,964,407    $         6,098,332
                                                                 ========================    ===================

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Selected financial information for the three months ended June 30, 2003 and 2002 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested are as follows:

                                     COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                        2003                        2002
                                                                 --------------------         ------------------


      Revenues                                                 $          1,080,000         $        1,030,000
                                                                 --------------------         ------------------

      Expenses:
         Interest expense                                                   288,000                    275,000
         Depreciation & amortization                                        334,000                    339,000
         Operating expenses                                                 658,000                    637,000
                                                                 --------------------         ------------------
             Total expenses                                               1,280,000                  1,251,000
                                                                 --------------------         ------------------


      Net loss                                                 $           (200,000)        $         (221,000)
                                                                 ====================         ==================

      Net loss allocable to the Partnership                    $           (197,000)        $         (219,000)
                                                                 ====================         ==================

      Net loss recorded by the Partnership                     $           (120,000)        $         (138,000)
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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee of the greater of (i) $2,000 per multi-family housing complex or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on changes in the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnerships and the Partnership's allocable share of the amount of indebtedness related to the Housing Complexes. Asset Management fees of $11,000 were incurred during each of the three months ended June 30, 2003 and 2002. The Partnership paid the General Partner or its affiliates $0 and $938 of those fees during the three months ended June 30, 2003 and 2002, respectively.

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

The accrued fees and expenses due to General Partner and affiliates consisted of the following:


                                                                        June 30, 2003             March 31, 2003
                                                                     --------------------       --------------------

Reimbursement for expenses paid by the General
  Partner or an affiliate                                          $             178,384      $             166,890

Asset management fee payable                                                     203,284                    192,284
                                                                     --------------------       --------------------

Total                                                              $             381,668      $             359,174
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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)


NOTE 6 - COMMITMENTS AND CONTINGENCIES, continued
-------------------------------------------------

The lawsuit was filed by eight other partnerships in which the former Local General Partner of the Local Limited Partnerships is or was involved (the "Plaintiffs"). The Plaintiffs allege that the Local General Partner accepted funds from the Plaintiffs and improperly loaned these funds to the Defendants. In July 2001, this lawsuit was settled for an aggregate amount of $35,000. The Partnership's allocated share of $11,700 was paid in full at March 31, 2002.

The Partnership currently has insufficient working capital to fund its operations. WNC and Associates, Inc., the general partner of the General Partner of the Partnership, has agreed to provide advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 5, 2004.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2003 and 2002, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

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

Uncertainty and Commitments with Respect to Investment in Broken Bow and Sidney, continued

the Local Limited Partnerships. The Partnership and the Local Limited Partnerships are prohibited from selling assigning, transferring or further encumbering the Housing Complexes retained by each Local Limited Partnership without the approval of the lender.

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

Financial Condition

The Partnership's assets at June 30, 2003 consisted primarily of $24,000 in cash and aggregate investments in the twenty-two Local Limited Partnerships of $5,964,000. Liabilities at June 30, 2003 primarily consisted of $203,000 in accrued asset management fees and $178,000 of accrued fees and expenses due to the General Partner or affiliates.

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002. The Partnership's net loss for the three months ended June 30, 2003 was $(149,000) reflecting a decrease of $(18,000) from the $(167,000) net loss experienced for the three months ended June 30, 2002. The decrease in net loss is primarily due to equity in losses of Local Limited Partnerships, which decreased by $(18,000) to $(120,000) for the three months ended June 30, 2003 from $(138,000) for the three months ended June 30, 2002. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at June 30, 2003. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with this decrease is an increase in income of $3,000, and an increase in total operating expenses of $4,000 for the period ended June 30, 2003 compared to the period ended June 30, 2002.

Cash Flows

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002. Net cash provided during the three months ended June 30, 2003 was $7,000 compared to net cash used during the three months ended June 30, 2002 of $(5,000). The $12,000 difference was due primarily to an increase in cash provided in operating activities of $8,000 and an increase of $4,000 in distributions from limited partnerships.

During the three months ended June 30, 2003, accrued payables, which consist primarily of asset management fees due to the General Partner and reimbursements for expenses, paid by the general partner or an affiliate, increased by $23,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. WNC and Associates, Inc., the general partner of the Partnership, has agreed to continue providing advances sufficient to fund the operations and working capital requirements of the Partnership through August 5, 2004.

Item 3.   Quantitative and Qualitative Disclosures above Market Risks

          NOT APPLICABLE.

Item 4.   Procedures and Controls

          Within the 90 days prior to the date of this report, the General Partners of the Partnership carried out an evaluation, under the supervision and with the participation of Associates' management, including Associates' Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a- 14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures are effective. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II.  Other Information

Item 1.   Legal Proceedings

          NONE

Item 6.   Exhibits and reports on Form 10-K

(a)       Reports on Form 8-K
          -------------------

1.        NONE

(b)       Exhibits
          --------

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

Date:  August 21, 2003





By:   /s/ Thomas J. Riha
      ------------------
Thomas J. Riha, Vice President
Chief Financial Officer of WNC & Associates, Inc.

Date:  August 21, 2003

                                 CERTIFICATIONS

          I,   Wilfred N. Cooper, Jr., certify that:

          1. I have reviewed this quarterly report on Form 10-Q of WNC HOUSING TAX CREDITS FUND IV, L.P., Series 2;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

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

          Date:  August 21, 2003


          /s/  Wilfred N. Cooper, Jr.
          ---------------------------

          [Signature]

          President and Chief Executive Officer of WNC & Associates, Inc.

                                 CERTIFICATIONS

          I,   Thomas J. Riha, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of WNC HOUSING TAX CREDITS FUND IV, L.P., Series 2;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

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

          Date:  August 21, 2003

          /s/  Thomas J. Riha
          -------------------
          [Signature]
          Vice-President - Chief Financial Officer of WNC & Associates, Inc.