Form 10-Q
period 2003-09-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 2003-11-14
CIK 913497

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended September 30, 2003

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

                   17782 Sky Park Circle Irvine, CA 92614-6404
                    (Address of principal executive offices)

                                 (714) 662-5565
                               (Telephone number)

              3158 Redhill Avenue, Suite 120, Costa Mesa, CA 92626
(Former name, former address and former fiscal year, if changed since last report)

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

                               INDEX TO FORM 10-Q

                    For the Quarter Ended September 30, 2003



PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

            Balance Sheets
              September 30, 2003 and March 31, 2003............................3

            Statements of Operations
              For the three and six months ended September 30, 2003 and 2002...4

            Statement of Partners' Equity (Deficit)
              For the six months ended September 30, 2003......................5

            Statements of Cash Flows
              For the six months ended September 30, 2003 and 2002.............6

            Notes to Financial Statements......................................7

   Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations...................17

   Item 3.  Quantitative and Qualitative Disclosures about Market Risks.......20

   Item 4.  Procedures and Controls...........................................20

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings.................................................20

   Item 6.  Exhibits and Reports on Form 8-K..................................20

   Signatures.................................................................21

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                                 September 30, 2003                March 31, 2003
                                                              ------------------------          --------------------
                                                                    (unaudited)
ASSETS

Cash and cash equivalents                                   $                 15,108          $             16,162
Investments in limited partnerships, net (Note 3)                          5,821,162                     6,098,332
Other assets                                                                     998                           998
                                                              ------------------------          --------------------

                                                            $              5,837,268          $          6,115,492
                                                              ========================          ====================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Liabilities:
   Accrued fees and expenses due to General Partner
      and affiliates (Note 4)                               $                386,625          $            359,174
                                                              ------------------------          --------------------

Commitments and Contingencies (Note 6)

Partners' equity (deficit):
   General Partner                                                           (97,806)                      (94,749)
   Limited Partners (20,000 units authorized,
     15,600 units issued and outstanding)                                  5,548,449                     5,851,067
                                                                                                --------------------
                                                              ------------------------
Total partners' equity                                                     5,450,643                     5,756,318
                                                              ------------------------          --------------------

                                                            $              5,837,268          $          6,115,492
                                                              ========================          ====================

                 See accompanying notes to financial statements
                                        3

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2003 and 2002
                                   (unaudited)

                                                           2003                                        2002
                                        -----------------------------------------   ------------------------------------------
                                          Three Months             Six Months         Three Months             Six Months
                                        -----------------       -----------------   -----------------       ------------------

Interest income                       $              33       $              81   $             102       $              222
Miscellaneous income                                 68                   3,058                   -                        -
                                        -----------------       -----------------   -----------------       ------------------
                                                    101                   3,139                 102                      222
                                        -----------------       -----------------   -----------------       ------------------
Operating expenses:
   Amortization (Note 3)                          9,422                  18,844               9,422                   18,844
   Asset management fees (Note 4)                11,000                  22,000              11,000                   22,000
   Legal & accounting                            14,800                  19,889              12,632                   14,327
   Other                                          1,466                   7,871                 927                    7,216
                                        -----------------       -----------------   -----------------       ------------------

      Total operating expenses                   36,688                  68,604              33,981                   62,387
                                        -----------------       -----------------   -----------------       ------------------

Loss from operations                            (36,587)                (65,465)            (33,879)                 (62,165)

Equity in losses of
   limited partnerships (Note 3)               (120,105)               (240,210)           (134,229)                (272,500)
                                        -----------------       -----------------   -----------------       ------------------

Net loss                              $        (156,692)      $        (305,675)  $        (168,108)      $         (334,665)
                                        =================       =================   =================       ==================

Net loss allocated to:
   General Partner                    $          (1,567)      $          (3,057)  $          (1,681)      $           (3,347)
                                        =================       =================   =================       ==================

   Limited Partners                   $        (155,125)      $        (302,618)  $        (166,427)      $         (331,318)
                                        =================       =================   =================       ==================

Net loss per weighted limited
  partner unit                        $             (10)      $             (19)  $             (11)      $              (21)
                                        =================       =================   =================       ==================

Outstanding weighted limited
  partner units                                  15,600                  15,600              15,600                   15,600
                                        =================       =================   =================       ==================

                 See accompanying notes to financial statements
                                        4

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Six Months Ended September 30, 2003
                                   (unaudited)




                                                             General              Limited
                                                             Partner              Partners             Total
                                                         ----------------      ---------------    ----------------

Partners' equity (deficit) at March 31, 2003           $        (94,749)     $    5,851,067     $      5,756,318

Net loss                                                         (3,057)           (302,618)            (305,675)
                                                         ----------------      ---------------    ----------------

Partners' equity (deficit) at September 30, 2003       $        (97,806)     $    5,548,449     $      5,450,643
                                                         ================      ===============    ================








                 See accompanying notes to financial statements
                                        5

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2003 and 2002
                                   (unaudited)

                                                                           2003                  2002
                                                                     -----------------     -----------------
Cash flows from operating activities:
   Net loss                                                        $        (305,675)    $        (334,665)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
          Amortization                                                        18,844                18,844
          Equity in losses of limited partnerships                           240,210               272,500
          Change in other assets                                                   -                 3,000
          Change in accrued fees and expenses due to
              General Partner and affiliates                                  27,451                25,604
                                                                     -----------------     -----------------
     Net cash used in operating activities                                   (19,170)              (14,717)
                                                                     -----------------     -----------------

Cash flows from investing activities:
          Distributions from limited partnerships                             18,116                 7,940
                                                                     -----------------     -----------------

Net decrease in cash and cash equivalents                                     (1,054)               (6,777)

Cash and cash equivalents, beginning of period                                16,162                32,342
                                                                     -----------------     -----------------

Cash and cash equivalents, end of period                           $          15,108     $          25,565
                                                                     =================     =================


SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW INFORMATION:

  Taxes paid                                                       $               -     $             800
                                                                     ================      =================



                 See accompanying notes to financial statements
                                        6

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2003
                                   (unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2003.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    For the Quarter Ended September 30, 2003
                                   (unaudited)

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2003
                                   (unaudited)


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

Equity in losses from Local Limited Partnerships for the periods ended September 30, 2003 and 2002 have been recorded by the Partnership based on six months of results estimated by management of the Partnership. Management's estimate for the six-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of limited partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 3).

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2003
                                   (unaudited)

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

Cash and Cash Equivalents
-------------------------

The Partnership considers highly liquid investments with maturities of six months or less when purchased to be cash equivalents. The Partnership had no cash equivalents at the end of all periods presented.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2003
                                   (unaudited)


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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinded six previously issued statements and amended SFAS No. 13, "Accounting for Leases." The statement provides reporting standards for debt extinguishments and provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions. The statement is effective for certain lease transactions occurring after May 15, 2002 and all other provisions of the statement shall be effective for financial statements issued on or after May 15, 2002. The implementation of SFAS No. 145 did not have a material impact on the Partnership's financial position or results of operations.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2003
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

New Accounting Pronouncements
-----------------------------

In January 2003, the FASB issued Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities," FIN 46 provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE'') in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both. The provisions of FIN 46 were effective February 1, 2003 for all arrangements entered into after January 31, 2003. FIN 46 is effective in the second quarter of 2004 for those arrangements entered into prior to January 31, 2003. We are currently reviewing whether we have relationships with VIEs and, if so, whether we should consolidate them and disclose information about them as the primary beneficiary or disclose information about them as an interest holder. We may have to consolidate some of our equity investments in partnerships based on recent interpretations from accounting professionals. We currently record the amount of our investment in these partnerships as an asset on our balance sheet, recognize our share of partnership income or losses in our income statement, and disclose how we account for material types of these investments in our 2003 financial statements. However, we do not yet know the extent of the impact of consolidating the assets and liabilities of these partnerships on our balance sheet because of the complexities of applying FIN 46, the evolving interpretations from accounting professionals, and the nuances of each individual partnership.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2003
                                   (unaudited)

NOTE 2 -  UNCERTAINTY  WITH  RESPECT TO  INVESTMENTS  IN BROKEN BOW AND  SIDNEY:
--------------------------------------------------------------------------------
          IMPAIRMENT OF INVESTMENTS, continued
          ------------------------------------
As a result of the operating difficulties mentioned above, there is uncertainty as to additional costs, if any, that the Partnership may incur in connection with its investment in Broken Bow and Sidney and as to whether the Partnership will ultimately retain its interest in these Local Limited Partnerships. In the event the Partnership does not successfully retain its interest in Broken Bow and Sidney, the Partnership would be exposed to the cessation and recapture of the related tax credits. The Partnership's financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                   For the Six Months
                                                                          Ended              For the Year Ended
                                                                   September 30, 2003          March 31, 2003
                                                                 ------------------------    -------------------

   Investments in limited partnerships, beginning of period    $              6,098,332    $         6,677,963

   Distributions received from limited partnerships                             (18,116)               (12,825)
   Equity in losses of limited partnerships                                    (240,210)              (529,118)
   Amortization of capitalized acquisition fees and costs                       (18,844)               (37,688)
                                                                 ------------------------    -------------------
   Investments in limited partnerships, end of period          $              5,821,162    $         6,098,332
                                                                 ========================    ===================

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2003
                                   (unaudited)

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Selected financial information for the six months ended September 30, 2003 and 2002 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested are as follows:

                                     COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                        2003                        2002
                                                                 --------------------         ------------------


      Revenues                                                 $          2,161,000         $        2,061,000
                                                                 --------------------         ------------------

      Expenses:
         Interest expense                                                   576,000                    550,000
         Depreciation & amortization                                        668,000                    679,000
         Operating expenses                                               1,317,000                  1,274,000
                                                                 --------------------         ------------------
             Total expenses                                               2,561,000                  2,503,000
                                                                 --------------------         ------------------


      Net loss                                                 $           (400,000)        $         (442,000)
                                                                 ====================         ==================

      Net loss allocable to the Partnership                    $           (395,000)        $         (437,000)
                                                                 ====================         ==================

      Net loss recorded by the Partnership                     $           (240,000)        $         (273,000)
                                                                 ====================         ==================


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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2003
                                   (unaudited)


NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee of the greater of (i) $2,000 per multi-family housing complex or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on changes in the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnerships and the Partnership's allocable share of the amount of indebtedness related to the Housing Complexes. Asset Management fees of $22,000 were incurred during each of the six months ended September 30, 2003 and 2002. The Partnership paid the General Partner or its affiliates $0 and $1,875 of those fees during the six months ended September 30, 2003 and 2002, respectively.

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

The accrued fees and expenses due to General Partner and affiliates consisted of the following:


                                                                     September 30, 2003           March 31, 2003
                                                                     --------------------       --------------------

Reimbursement for expenses paid by the General
  Partner or an affiliate                                          $             172,341      $             166,890

Asset management fee payable                                                     214,284                    192,284
                                                                     --------------------       --------------------

Total                                                              $             386,625      $             359,174
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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2003
                                   (unaudited)


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

The Partnership currently has insufficient working capital to fund its operations. WNC and Associates, Inc., the general partner of the General Partner of the Partnership, has agreed to provide advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 15, 2004.

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2003 and 2002, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

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

Financial Condition

The Partnership's assets at September 30, 2003 consisted primarily of $15,000 in cash and aggregate investments in the twenty-two Local Limited Partnerships of $5,821,000. Liabilities at September 30, 2003 primarily consisted of $214,000 in accrued asset management fees and $172,000 of accrued fees and expenses due to the General Partner or affiliates.

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002. The Partnership's net loss for the three months ended September 30, 2003 was $(157,000) reflecting a decrease of $11,000 from the $(168,000) net loss experienced for the three months ended September 30, 2002. The decrease in net loss is primarily due to equity in losses of Local Limited Partnerships, which decreased by $14,000 to $(120,000) for the three months ended September 30, 2003 from $(134,000) for the six months ended September 30, 2002. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at September 30, 2003. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. The decrease in the equity in losses is offset by an increse of $(3,000) in the loss from operations. The increase is due to legal, accounting and other operating expenses increasing by $(3,000) for the period ended September 30, 2003 compared to the period ended September 30, 2002.

Six Months Ended September 30, 2003 Compared to Six Months Ended September 30, 2002. The Partnership's net loss for the six months ended September 30, 2003 was $(306,000) reflecting a decrease of $29,000 from the $(335,000) net loss experienced for the six months ended September 30, 2002 The decrease in net loss is primarily due to equity in losses of Local Limited Partnerships, which decreased by $33,000 to $(240,000) for the six months ended September 30, 2003 from $(273,000) for the six months ended September 30, 2002. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at September 30, 2003. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. The decrease in equity in losses of Local Limited Partnerships is offset by an increase in loss from operation of $(4,000), to $(66,000) for the six months ended September 30, 2003 from $(62,000) for the six months ended September 30, 2002 due to a $3,000 increase in miscellaneous income and an increase of approximately $(7,000) in legal, accounting and other operating expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Cash Flows

Six Months Ended September 30, 2003 Compared to Six Months Ended September 30, 2002. Net cash used during the six months ended September 30, 2003 was $(1,000) compared to net cash used during the six months ended September 30, 2002 of $(7,000). The $6,000 difference was due primarily to an increase in cash provided by investing activities of $10,000, which were distributions received from limited partnerships. That increase was offset by an increase in cash used in operating activities of approximately $(4,000).

During the six months ended September 30, 2003, accrued payables, which consist primarily of asset management fees due to the General Partner and reimbursements for expenses, paid by the general partner or an affiliate, increased by $27,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. WNC and Associates, Inc., the general partner of the Partnership, has agreed to continue providing advances sufficient to fund the operations and working capital requirements of the Partnership through November 15, 2004.

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

Date:  November 14, 2003





By:   /s/ Thomas J. Riha
      ------------------
Thomas J. Riha, Vice President
Chief Financial Officer of WNC & Associates, Inc.

Date:  November 14, 2003