Form 10-Q
period 2003-12-31
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 2004-02-10
CIK 913497

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended December 31, 2003

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

                               INDEX TO FORM 10-Q

                     For the Quarter Ended December 31, 2003




PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

           Balance Sheets
                December 31, 2003 and March 31, 2003..........................3

           Statements of Operations
              For the Three and Nine Months Ended December 31, 2003 and 2002..4

           Statement of Partners' Equity (Deficit)
              For the Nine Months Ended December 31, 2003.....................5

           Statements of Cash Flows
              For the Nine Months Ended December 31, 2003 and 2002............6

           Notes to Financial Statements......................................7

     Item 2. Management's  Discussion  and Analysis of
                Financial  Condition and Results of Operations...............17

     Item 3. Quantitative and Qualitative Disclosures about Market Risks.....20

     Item 4. Procedures and Controls.........................................20

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings..............................................20

     Item 6.  Exhibits and Reports on Form 8-K...............................20

     Signatures..............................................................21

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                                 BALANCE SHEETS




                                                                 December 31, 2003                 March 31, 2003
                                                              ------------------------          --------------------
                                                                    (unaudited)
ASSETS
Cash and cash equivalents                                   $                   6,726          $             16,162
Investments in limited partnerships, net (Note 3)                           5,691,535                     6,098,332
Other assets                                                                     998                            998
                                                              ------------------------          --------------------

                                                            $               5,699,259          $          6,115,492
                                                              ========================          ====================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Liabilities:
   Accrued fees and expenses due to General Partner
      and affiliates (Note 4)                               $                 391,255          $            359,174
                                                              ------------------------          --------------------

Commitments and Contingencies (Note 6)

Partners' equity (deficit):
   General Partner                                                            (99,232)                      (94,749)
   Limited Partners (20,000 units authorized,
     15,600 units issued and outstanding)                                   5,407,236                     5,851,067
                                                              ------------------------          --------------------
Total partners' equity                                                      5,308,004                     5,756,318
                                                              ------------------------          --------------------

                                                            $               5,699,259          $          6,115,492
                                                              ========================          ====================

                 See accompanying notes to financial statements
                                        3

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2003 and 2002
                                   (unaudited)


                                                           2003                                       2002
                                        -----------------------------------------   ------------------------------------------
                                          Three Months            Nine Months         Three Months             Nine Months
                                        -----------------       -----------------   -----------------       ------------------

Interest income                       $              24       $             105   $             110       $              332
Miscellaneous income                                  -                   3,058                   -                        -
                                        -----------------       -----------------   -----------------       ------------------
                                                     24                   3,163                 110                      332
                                        -----------------       -----------------   -----------------       ------------------
Operating expenses:
   Amortization (Note 3)                          9,422                  28,266               9,422                   28,266
   Asset management fees (Note 4)                11,000                  33,000              11,000                   33,000
   Legal & accounting                               484                  20,373               2,335                   16,662
   Other                                          1,652                   9,523               1,206                    8,422
                                        -----------------       -----------------   -----------------       ------------------

      Total operating expenses                   22,558                  91,162              23,963                   86,350
                                        -----------------       -----------------   -----------------       ------------------

Loss from operations                            (22,534)                (87,999)            (23,853)                 (86,018)

Equity in losses of
   limited partnerships (Note 3)               (120,105)               (360,315)           (132,793)                (405,293)
                                        -----------------       -----------------   -----------------       ------------------

Net loss                              $        (142,639)      $        (448,314)  $        (156,646)      $         (491,311)
                                        =================       =================   =================       ==================

Net loss allocated to:
   General Partner                    $          (1,426)      $          (4,483)  $          (1,566)      $           (4,913)
                                        =================       =================   =================       ==================

   Limited Partners                   $        (141,213)      $        (443,831)  $        (155,080)      $         (486,398)
                                        =================       =================   =================       ==================

Net loss per weighted limited
  partner unit                        $              (9)      $             (28)  $             (10)      $              (31)
                                        =================       =================   =================       ==================

Outstanding weighted limited
  partner units                                  15,600                  15,600              15,600                   15,600
                                        =================       =================   =================       ==================

                 See accompanying notes to financial statements
                                        4

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Nine Months Ended December 31, 2003
                                   (unaudited)




                                                             General              Limited
                                                             Partner              Partners             Total
                                                         ----------------      ---------------    ----------------

Partners' equity (deficit) at March 31, 2003           $        (94,749)     $     5,851,067    $      5,756,318

Net loss                                                         (4,483)            (443,831)           (448,314)
                                                         ----------------      ---------------    ----------------

Partners' equity (deficit) at December 31, 2003        $        (99,232)     $     5,407,236    $      5,308,004
                                                         ================      ===============    ================









                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2003 and 2002
                                   (unaudited)

                                                                           2003                  2002
                                                                     -----------------     -----------------
Cash flows from operating activities:
   Net loss                                                        $        (448,314)    $        (491,311)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
          Amortization                                                        28,266                28,266
          Equity in losses of limited partnerships                           360,315               405,293
          Change in other assets                                                   -                (4,000)
          Change in accrued fees and expenses due to
              General Partner and affiliates                                  32,081                34,191
                                                                     -----------------     -----------------
     Net cash used in operating activities                                   (27,652)              (27,561)
                                                                     -----------------     -----------------

Cash flows from investing activities:
          Distributions from limited partnerships                             18,216                13,875
                                                                     -----------------     -----------------

Net decrease in cash and cash equivalents                                     (9,436)              (13,686)

Cash and cash equivalents, beginning of period                                16,162                32,342
                                                                     -----------------     -----------------

Cash and cash equivalents, end of period                           $           6,726     $          18,656
                                                                     =================     =================


SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW INFORMATION:

  Taxes paid                                                       $               -     $             800
                                                                     ================      =================





                 See accompanying notes to financial statements
                                        6

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                     For the Quarter Ended December 31, 2003
                                   (unaudited)




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2003.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                     For the Quarter Ended December 31, 2003
                                   (unaudited)

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

                 NC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                     For the Quarter Ended December 31, 2003
                                   (unaudited)

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

Equity in losses from Local Limited Partnerships for the periods ended December 31, 2003 and 2002 have been recorded by the Partnership based on nine months of results estimated by management of the Partnership. Management's estimate for the nine-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of limited partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 3).

                  NC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                     For the Quarter Ended December 31, 2003
                                   (unaudited)

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

                  NC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                     For the Quarter Ended December 31, 2003
                                   (unaudited)

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

                  NC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                     For the Quarter Ended December 31, 2003
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

In January 2003, the FASB issued Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities," FIN 46 provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both. The provisions of FIN 46 were effective February 1, 2003 for all arrangements entered into after January 31, 2003. FIN 46 is effective in the second quarter of 2004 for those arrangements entered into prior to January 31, 2003. We are currently reviewing whether we have relationships with VIEs and, if so, whether we should consolidate them and disclose information about them as the primary beneficiary or disclose information about them as an interest holder. We may have to consolidate some of our equity investments in partnerships based on recent interpretations from accounting professionals. We currently record the amount of our investment in these partnerships as an asset on our balance sheet, recognize our share of partnership income or losses in our income statement, and disclose how we account for material types of these investments in our 2003 financial statements. However, we do not yet know the extent of the impact of consolidating the assets and liabilities of these partnerships on our balance sheet because of the complexities of applying FIN 46, the evolving interpretations from accounting professionals, and the nuances of each individual partnership.

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

                  NC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                     For the Quarter Ended December 31, 2003
                                   (unaudited)

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

                  NC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                     For the Quarter Ended December 31, 2003
                                   (unaudited)

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                   For the Nine Months
                                                                          Ended              For the Year Ended
                                                                    December 31, 2003          March 31, 2003
                                                                 ------------------------    -------------------

   Investments in limited partnerships, beginning of period    $              6,098,332    $         6,677,963
   Distributions received from limited partnerships                             (18,216)               (12,825)
   Equity in losses of limited partnerships                                    (360,315)              (529,118)
   Amortization of capitalized acquisition fees and costs                       (28,266)               (37,688)
                                                                 ------------------------    -------------------
   Investments in limited partnerships, end of period          $              5,691,535    $         6,098,332
                                                                 ========================    ===================


Selected financial information for the nine months ended December 31, 2003 and 2002 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested are as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                        2003                        2002
                                                                 --------------------         ------------------


      Revenues                                                 $          3,241,000         $        3,091,000
                                                                 --------------------         ------------------

      Expenses:
         Interest expense                                                   863,000                    825,000
         Depreciation & amortization                                      1,003,000                  1,018,000
         Operating expenses                                               1,975,000                  1,912,000
                                                                 --------------------         ------------------
             Total expenses                                               3,841,000                  3,755,000
                                                                 --------------------         ------------------


      Net loss                                                 $           (600,000)        $         (664,000)
                                                                 ====================         ==================

      Net loss allocable to the Partnership                    $           (592,000)        $         (656,000)
                                                                 ====================         ==================

      Net loss recorded by the Partnership                     $           (360,000)        $         (405,000)
                                                                 ====================         ==================

                  NC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                     For the Quarter Ended December 31, 2003
                                   (unaudited)

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

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

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee of the greater of (i) $2,000 per multi-family housing complex or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on changes in the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnerships and the Partnership's allocable share of the amount of indebtedness related to the Housing Complexes. Asset Management fees of $33,000 were incurred during each of the nine months ended December 31, 2003 and 2002. The Partnership paid the General Partner or its affiliates $0 and $1,875 of those fees during the nine months ended December 31, 2003 and 2002, respectively.

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

The accrued fees and expenses due to General Partner and affiliates consisted of the following:



                                                                      December 31, 2003           March 31, 2003
                                                                     --------------------       --------------------
Reimbursement for expenses paid by the General
  Partner or an affiliate                                          $             165,971      $             166,890

Asset management fee payable                                                     225,284                    192,284
                                                                     --------------------       --------------------
Total                                                              $             391,255      $             359,174
                                                                     ====================       ====================

The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

                  NC HOUSING TAX CREDIT FUND IV, L.P., Series 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                     For the Quarter Ended December 31, 2003
                                   (unaudited)

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

The Partnership currently has insufficient working capital to fund its operations. WNC and Associates, Inc., the general partner of the General Partner of the Partnership, has agreed to provide advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 1, 2005.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2003 and 2002, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

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

Financial Condition

The Partnership's assets at December 31, 2003 consisted primarily of $7,000 in cash and aggregate investments in the twenty-two Local Limited Partnerships of $5,692,000. Liabilities at December 31, 2003 primarily consisted of $225,000 in accrued asset management fees and $166,000 of accrued fees and expenses due to the General Partner or affiliates.

Results of Operations

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002. The Partnership's net loss for the three months ended December 31, 2003 was $(143,000) reflecting a decrease of $14,000 from the $(157,000) net loss experienced for the three months ended December 31, 2002. The decrease in net loss is primarily due to equity in losses of Local Limited Partnerships, which decreased by $13,000 to $(120,000) for the three months ended December 31, 2003 from $(133,000) for the three months ended December 31, 2002. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at December 31, 2003. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the decrease in the equity in losses there was a decrease of $1,000 in the loss from operations. The decrease is due to legal, accounting and other operating expenses decreasing by $1,000 for the three months ended December 31, 2003 compared to the three months ended December 31, 2002.

Nine Months Ended December 31, 2003 Compared to Nine Months Ended December 31, 2002. The Partnership's net loss for the nine months ended December 31, 2003 was $(448,000) reflecting a decrease of $43,000 from the $(491,000) net loss experienced for the nine months ended December 31, 2002. The decrease in net loss is primarily due to equity in losses of Local Limited Partnerships, which decreased by $45,000 to $(360,000) for the nine months ended December 31, 2003 from $(405,000) for the nine months ended December 31, 2002. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at December 31, 2003. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. The decrease in equity in losses of Local Limited Partnerships is offset by an increase in loss from operation of $(2,000), to $(88,000) for the nine months ended December 31, 2003 from $(86,000) for the nine months ended December 31, 2002 due to a $3,000 increase in miscellaneous income and an increase of approximately $(5,000) in legal, accounting and other operating expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Cash Flows

Nine Months Ended December 31, 2003 Compared to Nine Months Ended December 31, 2002. Net cash used during the nine months ended December 31, 2003 was $(10,000) compared to net cash used during the nine months ended December 31, 2002 of $(14,000). The $4,000 difference was due primarily to an increase in cash provided by investing activities of $4,000, which were distributions received from limited partnerships.

During the nine months ended December 31, 2003, accrued payables, which consist primarily of asset management fees due to the General Partner and reimbursements for expenses, paid by the general partner or an affiliate, increased by $32,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. WNC and Associates, Inc., the general partner of the Partnership, has agreed to continue providing advances sufficient to fund the operations and working capital requirements of the Partnership through February 1, 2005.

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

Item 1.   Legal Proceedings

          NONE

Item 6.   Exhibits and reports on Form 10-K

(a)       Reports on Form 8-K
          -------------------

1. A current report on Form 8-K was filed on behalf of the registrant on November 4, 2003 reporting the resignation of the registrant's former principal independent accountants, and the engagement of new principal independent accountants under Item 4 of the Form 8-K. An amendment thereto on Form 8-K/A was filed on November 10, 2003 and November 25, 2003 (under Item 7 and under Items 4 and 7, respectively) to file as an exhibit the required letter from the former principal independent accountants. Neither the initial report nor the amendments included any financial statements.

(b)       Exhibits
          --------

31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1      Certification of the Principal Executive Officer pursuant to 18 U.S.C.
          section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2      Certification of the Principal Financial Officer pursuant to 18 U.S.C.
          section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC Housing Tax Credit Fund IV, L.P. - Series 2

By: WNC Tax Credit Partners IV, L.P., General Partner of the Registrant


By: WNC & ASSOCIATES, INC., General Partner





By: /s/  Wilfred N.  Cooper,  Jr.
    -----------------------------

Wilfred N. Cooper, Jr.,
President-Chief  Operating Officer of WNC & Associates, Inc.

Date:  February 9, 2004





By: /s/ Thomas J. Riha
    ------------------
Thomas J. Riha
Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date:  February 9, 2004