Form 10-K
period 2004-03-31
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 2008-03-17
CIK 913497

UNITED STATES

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March, 31, 2004
                    For the fiscal year ended March, 31, 2005
                    For the fiscal year ended March, 31, 2006
                    For the fiscal year ended March, 31, 2007

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number: 0-28370


                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              California                           33-0596399
        (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)         Identification No.)


             17782 Sky Park Circle,                 92614-6404
              Irvine, CA                            (zip code)
   (Address of principal executive offices)

                                 (714) 662-5565
                               (Telephone Number)

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes_____ No___X__

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes_____ No___X__


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes               No    X__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___ Accelerated filer___

Non-accelerated filer___X__ Smaller reporting company___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes____ No__X__

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

                                      NONE

PART I.

ITEM 1. BUSINESS

ORGANIZATION

WNC Housing Tax Credit Fund IV, L.P., Series 2 (the "Partnership") is a California limited partnership formed under the laws of the State of California on September 27, 1993 The Partnership was formed to acquire limited partnership interests in other limited partnerships ("Local Limited Partnerships") which owns multi-family housing complexes ("Housing Complexes") that are eligible for Federal low income housing tax credits ("Low Income Housing Tax Credits"). The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex. Each Local Limited Partnership is governed by its agreement of limited partnership or limited liability company operating agreement (the "Local Limited Partnership Agreement").

The general partner of the Partnership is WNC Tax Credit Partners IV, L.P. (the "General Partner"). The general partner of the General Partner is WNC & Associates, Inc. ("Associates"). The chairman and president of Associates own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through the General Partner, as the Partnership has no employees of its own.

Pursuant to a registration statement filed with the Securities and Exchange Commission on October 20, 1993, in July 1994 the Partnership commenced a public offering of 20,000 units of Limited Partnership interest ("Partnership Units") at $1,000 per Partnership Unit. The offering of Partnership Units concluded in July 1995 at which time 15,600 Partnership Units representing subscriptions, net of discounts for volume purchases of more than 100 units, in the amount of $15,241,000 had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits. The investors (the "Limited Partners") will be allocated the remaining 99% of these items in proportion to their respective investments.

Sempra Energy Financial, a California corporation, which is not an affiliate of the Partnership or General partner, has purchased 4,000 Partnership Units, which represents 25.6% of the Partnership Units outstanding for the partnership. Sempra Energy Financial invested $3,641,000. A discount of $359,000 was allowed due to a volume discount. On July 1, 2006 Sempra Energy Financial transferred their 4,000 Partnership Units to Sempra Section 42, LLC. See Item 12(b) in this 10-K.

The Partnership shall continue in full force and effect until December 31, 2050 unless terminated prior to that date pursuant to the Partnership Agreement (as defined below) or law.

DESCRIPTION OF BUSINESS

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Tax Credits. The Partnership's principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which will own and operate a Housing Complex which will qualify for the Low Income Housing Tax Credits. In general, under Section 42 of the Internal Revenue Code, an owner of low income housing can receive the Low Income Housing Tax Credits to be used to reduce Federal taxes otherwise due in each year of a ten-year credit period. Each Housing Complex is subject to a 15 year compliance period (the "Compliance Period"), and under state law may have to be maintained as low income housing for 30 or more years.

In general, in order to avoid recapture of Low Income Housing Tax Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for low income housing and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, dated May 4, 1993 as amended on May 15, 1994 ("Partnership Agreement"), will be accomplished promptly at the end of the Compliance Period. If a Local Limited Partnership is unable to sell its Housing Complex, it is anticipated that the Local General Partner will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Tax Credits.

The Partnership invested in twenty-two Local Limited Partnerships, none of which had been sold or otherwise disposed through March 31, 2006. As of March 31, 2007 one Local Limited Partnership had been disposed. Each of these Local Limited Partnerships owns a single Housing Complex that was eligible for the Low Income Housing Tax Credits. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

EXIT STRATEGY

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs are completing their Compliance Periods.

With that in mind, the General Partner is continuing its review of the Housing Complexes, with special emphasis on the more mature Housing Complexes such as any that have satisfied the IRS compliance requirements. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2007. As of March 31, 2007 none of the Housing Complexes had completed the 15 year compliance period.

During the year ended March, 31, 2007 the partnership sold the Housing Complex of one Local Limited Partnership, EW, a Wisconsin Limited Partnership ("EW") and the Local Limited Partnership was subsequently dissolved. EW had not completed its 15-year compliance period. The Partnership did not purchase a recapture bond since the cost of the bond was equal to the amount of credits at risk for recapture. The Partnership retained a cash balance to cover any recapture. The Housing Complex was sold for the same amount as the outstanding mortgage owing. The net investment balance in this Local Limited Partnership was zero, since there was no distribution of cash there was no gain or loss for the Partnership. The disposition was due to this Local Limited Partnership experiencing operational and cash flow issues. As of March 31, 2007 the Partnership had advanced approximately $57,500 to this Local Limited Partnership which was not recovered and the advances were reserved.

Subsequent to year ended March 31, 2007 one additional Housing Complex had been selected for disposition (Crossing II Limited Dividend Housing Association LP ("Crossings II")). This Local Limited Partnership started to experience operational issues during the year ended March 31, 2005 and continues to have operation issues. The low occupancy was the primary reason for the properties cash flow issues. The Partnership received all of the Low Income Housing Tax Credits from Crossings II. The final credits were taken in 2007. The Local Limited Partnership's General Partner is looking to purchase the Partnership's limited partnership interest in Crossings II. The General Partner is going to post the surety bond to protect the Partnership from recapture. The anticipated closing date of this transaction is April of 2008.

The proceeds from the disposition of any of the Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the partners of the Local Limited Partnership, including the Partnership, in accordance with the terms of the particular Local Limited Partnership Agreement, the sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions from the proceeds remaining after payment of Partnership obligations and funding of reserves, equal to their capital contributions and their return on investment (as defined in the Partnership Agreement). The General Partners would then be entitled to receive proceeds equal to their capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

ITEM 1A. RISK FACTORS

Set forth below are the principal risks the Partnership believes are material to the Limited Partners. The Partnership and the Local Limited Partnerships operate in a continually changing business environment and, therefore, new risks emerge from time to time. This section contains some forward-looking statements. For an explanation of the qualifications and limitations on forward-looking statements, see Item 7.

(A) RISKS ARISING FROM THE INTERNAL REVENUE CODE RULES GOVERNING LOW INCOME HOUSING TAX CREDITS

      LOW INCOME HOUSING TAX CREDITS MIGHT NOT BE AVAILABLE. If a Housing Complex does not satisfy the requirements of Internal Revenue Code Section 42, then the Housing Complex will not be eligible for Low Income Housing Tax Credits.

      LOW INCOME HOUSING TAX CREDITS MIGHT BE LESS THAN ANTICIPATED. The Local General Partners will calculate the amount of the Low Income Housing Tax Credits. No opinion of counsel will cover the calculation of the amount of Low Income Housing Tax Credits. The IRS could challenge the amount of the Low Income Housing Tax Credits claimed for any Housing Complex under any of a number of provisions set forth in Internal Revenue Code Section 42. A successful challenge by the IRS would decrease the amount of the Low Income Housing Tax Credits from the amount paid for by the Partnership.

      UNLESS A BOND IS POSTED OR A TREASURY DIRECT ACCOUNT IS ESTABLISHED, LOW INCOME HOUSING TAX CREDITS MAY BE RECAPTURED IF HOUSING COMPLEXES ARE NOT OWNED AND OPERATED FOR 15 YEARS. Housing Complexes must comply with Internal Revenue Code Section 42 for the 15-year Compliance Period. Low Income Housing Tax Credits will be recaptured with interest to the extent that a Housing Complex is not rented as low income housing or in some other way does not satisfy the requirements of Internal Revenue Code Section 42 during the Compliance Period. For example, unless a bond is posted or a Treasury Direct Account is established, recapture with interest would occur if:

  o a Local Limited Partnership disposed of its interest in a Housing Complex during the Compliance Period, or
  o the Partnership disposed of its interest in a Local Limited Partnership during the Compliance Period.

For these purposes, disposition includes transfer by way of foreclosure.

It will be up to the Partnership to determine whether to post a bond. There is no obligation under the agreements with the Local Limited Partnerships that the Local Limited Partnerships must do so.

There can be no assurance that recapture will not occur. If it does, recapture will be of a portion of all Low Income Housing Tax Credits taken in prior years for that Housing Complex, plus interest. During the first 11 years of the Compliance Period, non-compliance results in one-third of the credits up to that point for the particular Housing Complex being recaptured, plus interest. Between years 12 and 15, the recapture is phased out ratably.

      SALES OF HOUSING COMPLEXES AFTER 15 YEARS ARE SUBJECT TO LIMITATIONS WHICH MAY IMPACT A LOCAL LIMITED PARTNERSHIP'S ABILITY TO SELL ITS HOUSING COMPLEX. Each Local Limited Partnership executes an extended low income housing commitment with the state in which the Housing Complex is located. The extended low income housing commitment states the number of years that the Local Limited Partnership and any subsequent owners must rent the Housing Complex as low income housing. Under Federal law, the commitment must be for at least 30 years.

The commitment actually agreed to may be significantly longer than 30 years. In prioritizing applicants for Low Income Housing Tax Credits, most states give additional points for commitment periods in excess of 30 years. On any sale of the Housing Complex during the commitment period, the purchaser would have to agree to continue to rent the Housing Complex as low income housing for the duration of the commitment period. This requirement reduces the potential market, and possibly the sales price, for the Housing Complexes. The sale of a Housing Complex may be subject to other restrictions. For example, Federal lenders or subsidizers may have the right to approve or disapprove a purchase of a Housing Complex. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amount of cash will be distributed to the Limited Partners. As a result, a material portion of the Low Income Housing Tax Credits may represent a return of the money originally invested in the Partnership.

      LIMITED PARTNERS CAN ONLY USE LOW INCOME HOUSING TAX CREDITS IN LIMITED AMOUNTS. The ability of an individual or other non-corporate Limited Partner to claim Low Income Housing Tax Credits on his individual tax return is limited. For example, an individual Limited Partner can use Low Income Housing Tax Credits to reduce his tax liability on:

  o an unlimited amount of passive income, which is income from entities such as the Partnership, and
  o   $25,000 in income from other sources.

However, the use of Low Income Housing Tax Credits by an individual against these types of income is subject to ordering rules, which may further limit the use of Low Income Housing Tax Credits. Some corporate Limited Partners are subject to similar and other limitations. They include corporations which provide personal services, and corporations which are owned by five or fewer shareholders.

Any portion of a Low Income Housing Tax Credit which is allowed to a Limited Partner under such rules is then aggregated with all of the Limited Partner's other business credits. The aggregate is then subject to the general limitation on all business credits. That limitation provides that a Limited Partner can use business credits to offset the Limited Partner's annual tax liability equal to $25,000 plus 75% of the Limited Partner's tax liability in excess of $25,000. However, business credits may not be used to offset any alternative minimum tax. All of these concepts are extremely complicated.

(B) RISKS RELATED TO INVESTMENT IN LOCAL LIMITED PARTNERSHIPS AND HOUSING COMPLEXES

      BECAUSE THE PARTNERSHIP HAS FEW INVESTMENTS, EACH INVESTMENT WILL HAVE A GREAT IMPACT ON THE PARTNERSHIP'S RESULTS OF OPERATIONS. Any single Housing Complex experiencing poor operating performance, impairment of value or recapture of Low Income Housing Tax Credits will have a significant impact upon the Partnership as a whole.

      THE FAILURE TO PAY MORTGAGE DEBT COULD RESULT IN A FORCED SALE OF A HOUSING COMPLEX. Each Local Limited Partnership leverages the Partnership's investment therein by incurring mortgage debt. A Local Limited Partnership's revenues could be less than its debt payments and taxes and other operating costs. If so, the Local Limited Partnership would have to use working capital reserves, seek additional funds, or suffer a forced sale of its Housing Complex, which could include a foreclosure. The same results could occur if government subsidies ceased. Foreclosure would result in a loss of the Partnership's capital invested in the Housing Complex. Foreclosure could also result in a recapture of Low Income Housing Tax Credits, and a loss of Low Income Housing Tax Credits for the year in which the foreclosure occurs. If the Housing Complex is highly-leveraged, a relatively slight decrease in the rental revenues could adversely affect the Local Limited Partnership's ability to pay its debt service requirements. Mortgage debt may be repayable in a self-amortizing series of equal installments or with a large balloon final payment. Balloon payments maturing prior to the end of the anticipated holding period for the Housing Complex create the risk of a forced sale if the debt cannot be refinanced. There can be no assurance that additional funds will be available to any Local Limited Partnership if needed on acceptable terms or at all.

      THE PARTNERSHIP DOES NOT CONTROL THE LOCAL LIMITED PARTNERSHIPS AND MUST RELY ON THE LOCAL GENERAL PARTNERS. The Local General Partners will make all management decisions for the Local Limited Partnerships and the Housing Complexes. The Partnership has very limited rights with respect to management of the Local Limited Partnerships. The Partnership will not be able to exercise any control with respect to Local Limited Partnership business decisions and operations. Consequently, the success of the Partnership will depend on the abilities of the Local General Partners.

      HOUSING COMPLEXES SUBSIDIZED BY OTHER GOVERNMENT PROGRAMS ARE SUBJECT TO ADDITIONAL RULES WHICH MAY MAKE IT DIFFICULT TO OPERATE AND SELL HOUSING COMPLEXES. Some or all of the Housing Complexes receive or may receive government financing or operating subsidies in addition to Low Income Housing Tax Credits. The following are risks associated with some such subsidy programs:

  o Obtaining tenants for the Housing Complexes. Government regulations limit the types of people who can rent subsidized housing. These regulations may make it more difficult to rent the residential units in the Housing Complexes.
  o Obtaining rent increases. In many cases rents can only be increased with the prior approval of the subsidizing agency.
  o Limitations on cash distributions. The amount of cash that may be distributed to owners of subsidized Housing Complexes is less than the amount that could be earned by the owners of non-subsidized Housing Complexes.
  o Limitations on sale or refinancing of the Housing Complexes. A Local Limited Partnership may be unable to sell its Housing Complex or to refinance its mortgage loan without the prior approval of the subsidizer. The subsidizer may withhold such approval in the discretion of the subsidizer. Approval may be subject to conditions, including the condition that the purchaser continues to operate the property as affordable housing for terms which could be as long as 30 years or more. In addition, any prepayment of a mortgage may result in the assessment of a prepayment penalty.
  o Limitations on transfers of interests in Local Limited Partnerships. The Partnership may be unable to sell its interest in a Local Limited Partnership without the prior approval of the subsidizer. The subsidizer may withhold such approval in the discretion of the subsidizer. Approval may be subject to conditions.
  o Limitations on removal and admission of Local General Partners. The Partnership may be unable to remove a Local General Partner from a Local Limited Partnership except for cause, such as the violation of the rules of the subsidizer. Regulations may prohibit the removal of a Local General Partner or permit removal only with the prior approval of the subsidizer. Regulations may also require approval of the admission of a successor Local General Partner even upon the death or other disability of a Local General Partner.
  o Limitations on subsidy payments. Subsidy payments may be fixed in amount and subject to annual legislative appropriations. The rental revenues of a Housing Complex, when combined with the maximum committed subsidy, may be insufficient to meet obligations. Congress or the state legislature, as the case may be, may fail to appropriate or increase the necessary subsidy. In those events, the mortgage lender could foreclose on the Housing Complex unless a workout arrangement could be negotiated.
  o Possible changes in applicable regulations. Legislation may be enacted which adversely revises provisions of outstanding mortgage loans. Such legislation has been enacted in the past.
  o Limited Partners may not receive distributions if Housing Complexes are sold. There is no assurance that Limited Partners will receive any cash distributions from the sale or refinancing of a Housing Complex. The price at which a Housing Complex is sold may not be high enough to pay the mortgage and other expenses which must be paid at such time. If that happens, a Limited Partner's return may be derived only from the Low Income Housing Tax Credits and tax losses.

      UNINSURED CASUALTIES COULD RESULT IN LOSSES AND RECAPTURE. There are casualties which are either uninsurable or not economically insurable. These include earthquakes, floods, wars and losses relating to hazardous materials or environmental matters. If a Housing Complex experienced an uninsured casualty, the Partnership could lose both its invested capital and anticipated profits in such property. Even if the casualty were an insured loss, the Local Limited Partnership might be unable to rebuild the destroyed property. A portion of prior tax credits could be recaptured and future tax credits could be lost if the Housing Complex were not restored within a reasonable period of time. And liability judgments against the Local Limited Partnership could exceed available insurance proceeds or otherwise materially and adversely affect the Local Limited Partnership. The cost of liability and casualty insurance has increased in recent years. Casualty insurance has become more difficult to obtain and may require large deductible amounts.

      HOUSING COMPLEXES WITHOUT FINANCING OR OPERATING SUBSIDIES MAY BE UNABLE TO PAY OPERATING EXPENSES. If a Local Limited Partnership were unable to pay operating expenses, one result could be a forced sale of its Housing Complex. If a forced sale occurs during the first 15 years of a Housing Complex, a partial recapture of Low Income Housing Tax Credits could occur. In this regard, some of the Local Limited Partnerships may own Housing Complexes which have no subsidies other than Low Income Housing Tax Credits. Those Housing Complexes do not have the benefit of below-market-interest-rate financing or operating subsidies which often are important to the feasibility of low income housing. Those Housing Complexes rely solely on rents to pay expenses. However, in order for any Housing Complex to be eligible for Low Income Housing Tax Credits, it must restrict the rent which may be charged to tenants. Over time, the expenses of a Housing Complex will increase. If a Local Limited Partnership cannot increase its rents, it may be unable to pay increased operating expenses.

      THE PARTNERSHIP'S INVESTMENT PROTECTION POLICIES WILL BE WORTHLESS IF THE NET WORTH OF THE LOCAL GENERAL PARTNERS IS NOT SUFFICIENT TO SATISFY THEIR OBLIGATIONS. There is a risk that the Local General Partners will be unable to perform their financial obligations to the Partnership. The General Partner has not established a minimum net worth requirement for the Local General Partners. Rather, each Local General Partner demonstrates a net worth which the General Partner believes is appropriate under the circumstances. The assets of the Local General Partners are likely to consist primarily of real estate holdings and similar assets. The fair market value of these types of assets is difficult to estimate. These types of assets cannot be readily liquidated to satisfy the financial guarantees and commitments which the Local General Partners make to the Partnership. Moreover, other creditors may have claims on these assets. No escrow accounts or other security arrangements will be established to ensure performance of a Local General Partner's obligations. The cost to enforce a Local General Partner's obligations may be high. If a Local General Partner does not satisfy its obligations the Partnership may have no remedy, or the remedy may be limited to removing the Local General Partner as general partner of the Local Limited Partnership.

      FLUCTUATING ECONOMIC CONDITIONS CAN REDUCE THE VALUE OF REAL ESTATE. Any investment in real estate is subject to risks from fluctuating economic conditions. These conditions can adversely affect the ability to realize a profit or even to recover invested capital. Among these conditions are:

  o   the general and local job market,
  o   the availability and cost of mortgage financing,
  o   monetary inflation,
  o   tax, environmental, land use and zoning policies,
  o   the supply of and demand for similar properties,
  o   neighborhood conditions,
  o   the availability and cost of utilities and water.

(C)   TAX RISKS OTHER THAN THOSE RELATING TO TAX CREDITS

In addition to the risks pertaining specifically to Low Income Housing Tax Credits, there are other Federal income tax risks. Additional Federal income tax risks associated with the ownership of Partnership Units and the operations of the Partnership and the Local Limited Partnerships include, but are not limited to, the following:

      NO OPINION OF COUNSEL AS TO CERTAIN MATTERS. No legal opinion is obtained regarding matters:

  o   the determination of which depends on future factual circumstances,
  o   which are peculiar to individual Limited Partners, or
  o   which are not customarily the subject of an opinion.

The more significant of these matters include:

  o allocating purchase price among components of a property, particularly as between buildings and fixtures, the cost of which is depreciable, and the underlying land, the cost of which is not depreciable,
  o characterizing expenses and payments made to or by the Partnership or a Local Limited Partnership,

  o identifying the portion of the costs of any Housing Complex which qualify for historic and other tax credits,
  o applying to any specific Limited Partner the limitation on the use of tax credits and tax losses. Limited Partners must determine for themselves the extent to which they can use tax credits and tax losses, and
  o the application of the alternative minimum tax to any specific Limited Partner, or the calculation of the alternative minimum tax by any Limited Partner. The alternative minimum tax could reduce the tax benefits from an investment in the Partnership.

There can be no assurance, therefore, that the IRS will not challenge some of the tax positions adopted by the Partnership. The courts could sustain an IRS challenge. An IRS challenge, if successful, could have a detrimental effect on the Partnership's ability to realize its investment objectives.

      PASSIVE ACTIVITY RULES WILL LIMIT DEDUCTION OF THE PARTNERSHIP'S LOSSES AND IMPOSE TAX ON INTEREST INCOME. The Internal Revenue Code imposes limits on the ability of most investors to claim losses from investments in real estate. An individual may claim these so-called passive losses only as an offset to income from investments in real estate or rental activities. An individual may not claim passive losses as an offset against other types of income, such as salaries, wages, dividends and interest. These passive activity rules will restrict the ability of most Limited Partners to use losses from the Partnership as an offset of non-passive income.

      THE PARTNERSHIP MAY EARN INTEREST INCOME ON ITS RESERVES AND LOANS. The passive activity rules generally will categorize interest as portfolio income, and not passive income. Passive losses cannot be used as an offset to portfolio income. Consequently, a Limited Partner could pay tax liability on portfolio income from the Partnership.

      AT RISK RULES MIGHT LIMIT DEDUCTION OF THE PARTNERSHIP'S LOSSES. If a significant portion of the financing used to purchase Housing Complexes does not consist of qualified nonrecourse financing, the "at risk" rules will limit a Limited Partner's ability to claim Partnership losses to the amount the Limited Partner invests in the Partnership. The "at risk" rules of the Internal Revenue Code generally limit a Limited Partner's ability to deduct Partnership losses to the sum of:

  o   the amount of cash the Limited Partner invests in the Partnership, and
  o the Limited Partner's share of Partnership qualified nonrecourse financing.

Qualified nonrecourse financing is non-convertible, nonrecourse debt which is borrowed from a government, or with exceptions, any person actively and regularly engaged in the business of lending money.

      TAX LIABILITY ON SALE OF A HOUSING COMPLEX OR LOCAL LIMITED PARTNERSHIP INTEREST MAY EXCEED THE CASH AVAILABLE FROM THE SALE. When a Local Limited Partnership sells a Housing Complex it will recognize gain. Such gain is equal to the difference between:

  o the sales proceeds plus the amount of indebtedness secured by the Housing Complex, and
  o the adjusted basis for the Housing Complex. The adjusted basis for a Housing Complex is its original cost, plus capital expenditures, minus depreciation.

Similarly, when the Partnership sells an interest in a Local Limited Partnership the Partnership will recognize gain. Such gain is equal to the difference between:

  o the sales proceeds plus the Partnership's share of the amount of indebtedness secured by the Housing Complex, and
  o the adjusted basis for the interest. The adjusted basis for an interest in a Local Limited Partnership is the amount paid for the interest, plus income allocations and cash distributions, less loss allocations.

Accordingly, gain will be increased by the depreciation deductions taken during the holding period for the Housing Complex. In some cases, a Limited Partner could have a tax liability from a sale greater than the cash distributed to the Limited Partner from the sale.

      ALTERNATIVE MINIMUM TAX LIABILITY COULD REDUCE A LIMITED PARTNER'S TAX BENEFITS. If a Limited Partner pays alternative minimum tax, the Limited Partner could suffer a reduction in benefits from an investment in the Partnership. The application of the alternative minimum tax is personal to each Limited Partner. Tax credits may not be utilized to reduce alternative minimum tax liability.

      IRS COULD AUDIT THE RETURNS OF THE PARTNERSHIP, THE LOCAL LIMITED PARTNERSHIPS OR THE LIMITED PARTNERS. The IRS can audit the Partnership or a Local Limited Partnership at the entity level with regard to issues affecting the entity. The IRS does not have to audit each Limited Partner in order to challenge a position taken by the Partnership or a Local Limited Partnership. Similarly, only one judicial proceeding can be filed to contest an IRS determination. A contest by the Partnership of any IRS determination might result in high legal fees.

      AN AUDIT OF THE PARTNERSHIP OR A LOCAL LIMITED PARTNERSHIP ALSO COULD RESULT IN AN AUDIT OF A LIMITED PARTNER. An audit of a Limited Partner's tax returns could result in adjustments both to items that are related to the Partnership and to unrelated items. The Limited Partner could then be required to file amended tax returns and pay additional tax plus interest and penalties.

      A SUCCESSFUL IRS CHALLENGE TO TAX ALLOCATIONS OF THE PARTNERSHIP OR A LOCAL LIMITED PARTNERSHIP WOULD REDUCE THE TAX BENEFITS OF AN INVESTMENT IN THE PARTNERSHIP. Under the Internal Revenue Code, a partnership's allocation of income, gains, deductions, losses and tax credits must have substantial economic effect. Substantial economic effect is a highly-technical concept. The fundamental principle is two-fold. If a partner will benefit economically from an item of partnership income or gain, that item must be allocated to him so that he bears the correlative tax burden. Conversely, if a partner will suffer economically from an item of partnership deduction or loss, that item must be allocated to him so that he bears the correlative tax benefit. If a partnership's allocations do not have substantial economic effect, then the partnership's tax items are allocated in accordance with each partner's interest in the partnership. The IRS might challenge the allocations made by the
Partnership:

  o   between the Limited Partners and the General Partner,
  o   among the Limited Partners, or
  o   between the Partnership and a Local General Partner.

If any allocations were successfully challenged, a greater share of the income or gain or a lesser share of the losses or tax credits might be allocated to the Limited Partners. This would increase the tax liability or reduce the tax benefits to the Limited Partners.

      TAX LIABILITIES COULD ARISE IN LATER YEARS OF THE PARTNERSHIP. After a period of years following commencement of operations by a Local Limited Partnership, the Local Limited Partnership may generate profits rather than losses. A Limited Partner would have tax liability on his share of such profits unless he could offset the income with:

  o   unused passive losses from the Partnership or other investments, or
  o   current passive losses from other investments.

In such circumstances, the Limited Partner would not receive a cash distribution from the Partnership with which to pay any tax liability.

      IRS CHALLENGE TO TAX TREATMENT OF EXPENDITURES COULD REDUCE LOSSES. The IRS may contend that fees and payments of the Partnership or a Local Limited
Partnership:

  o   should be deductible over a longer period of time or in a later year,
  o   are excessive and may not be capitalized or deducted in full,
  o   should be capitalized and not deducted, or
  o   may not be included as part of the basis for computing tax credits.

Any such contention by the IRS could adversely impact, among other things:

  o the eligible basis of a Housing Complex used to compute Low Income Housing Tax Credits,
  o   the adjusted basis of a Housing Complex used to compute depreciation,
  o   the correct deduction of fees,
  o the amortization of organization and offering expenses and start-up expenditures.

If the IRS were successful in any such contention, the anticipated Low Income Housing Tax Credits and losses of the Partnership would be reduced, perhaps substantially.

      CHANGES IN TAX LAW MIGHT REDUCE THE VALUE OF LOW INCOME HOUSING TAX CREDITS. Although all Low Income Housing Tax Credits are allocated to a Housing Complex at commencement of the 10-year credit period, there can be no assurance that future legislation may not adversely affect an investment in the Partnership. For example, legislation could reduce or eliminate the value of Low Income Housing Tax Credits. In this regard, before 1986, the principal tax benefit of an investment in low income housing was tax losses. These tax losses generally were used to reduce an investor's income from all sources on a dollar-for-dollar basis. Investments in low income housing were made in reliance on the availability of such tax benefits. However, tax legislation enacted in 1986 severely curtailed deduction of such losses.

      NEW ADMINISTRATIVE OR JUDICIAL INTERPRETATIONS OF THE LAW MIGHT REDUCE THE VALUE OF TAX CREDITS. Many of the provisions of the Internal Revenue Code related to low income housing and real estate investments have not been interpreted by the IRS in regulations, rulings or public announcements, or by the courts. In the future, these provisions may be interpreted or clarified by the IRS or the courts in a manner adverse to the Partnership or the Local Limited Partnerships. The IRS constantly reviews the Federal tax rules, and can revise its interpretations of established concepts. Any such revisions could reduce or eliminate tax benefits associated with an investment in the Partnership.

      STATE INCOME TAX LAWS MAY ADVERSELY AFFECT THE LIMITED PARTNERS. A Limited Partner may be required to file income tax returns and be subject to tax and withholding in each state or local taxing jurisdiction in which: a Housing Complex is located, the Partnership or a Local Limited Partnership engages in business activities, or the Limited Partner is a resident. Corporate Limited Partners may be required to pay state franchise taxes.

      THE TAX TREATMENT OF PARTICULAR ITEMS UNDER STATE OR LOCAL INCOME TAX LAWS MAY VARY MATERIALLY FROM THE FEDERAL INCOME TAX TREATMENT OF SUCH ITEMS. Nonetheless, many of the Federal income tax risks associated with an investment in the Partnership may also apply under state or local income tax law. The Partnership may be required to withhold state taxes from distributions or income allocations to Limited Partners in some instances.

(D)   RISKS RELATED TO THE PARTNERSHIP AND THE PARTNERSHIP AGREEMENT

      THE PARTNERSHIP MAY BE UNABLE TO TIMELY PROVIDE FINANCIAL REPORTS TO THE LIMITED PARTNERS WHICH WOULD ADVERSELY AFFECT THEIR ABILITY TO MONITOR PARTNERSHIP OPERATIONS. Each Local General Partner is required to retain independent public accountants and to report financial information to the Partnership in a timely manner. There cannot be any assurance that the Local General Partners will satisfy these obligations. If not, the Partnership would be unable to provide to the Limited Partners in a timely manner its financial statements and other reports. That would impact the Limited Partners' ability to monitor Partnership operations. The Partnership's failure to meet its filing requirements under the Securities Exchange Act of 1934 could reduce the liquidity for the Partnership Units due to the unavailability of public information concerning the Partnership. The failure to file could also result in sanctions imposed by the SEC. Any defense mounted by the Partnership in the face of such sanctions could entail legal and other fees, which would diminish cash reserves.

      LACK OF LIQUIDITY OF INVESTMENT. It is unlikely that a public market will develop for the purchase and sale of Partnership Units. Accordingly, Limited Partners may not be able to sell their Partnership Units promptly or at a reasonable price. Partnership Units should be considered as a long-term investment because the Partnership is unlikely to sell any Local Limited Partnership Interests for at least 15 years. Partnership Units cannot be transferred to tax-exempt or foreign entities, or through a secondary market. The General Partner can deny effectiveness of a transfer if necessary to avoid adverse tax consequences from the transfer. The General Partner does not anticipate that any Partnership Units will be redeemed by the Partnership.

      THE LIMITED PARTNERS WILL NOT CONTROL THE PARTNERSHIP AND MUST RELY TOTALLY ON THE GENERAL PARTNER. The General Partner will make all management decisions for the Partnership. Management decisions include exercising powers granted to the Partnership by a Local Limited Partnership. Limited Partners have no right or power to take part in Partnership management.

Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority. The Partnership Agreement grants to Limited Partners owning more than 50% of the Partnership Units the right to:

  o   remove the General Partner and elect a replacement general partner,
  o   amend the Partnership Agreement,
  o   terminate the Partnership.

Accordingly, a majority-in-interest of the Limited Partners could cause any such events to occur, even if Limited Partners owning 49% of the Partnership Units opposed such action.

      LIMITATIONS ON LIABILITY OF THE GENERAL PARTNER TO THE PARTNERSHIP. The ability of Limited Partners to sue the General Partner and it affiliates is subject to limitations. The Partnership Agreement limits the liability of the General Partner and it affiliates to the Limited Partners. The General Partner and it affiliates will not be liable to the Limited Partners for acts and omissions: performed or omitted in good faith, and performed or omitted in a manner which the General Partner reasonably believed to be within the scope of its authority and in the best interest of the Limited Partners, provided such conduct did not constitute negligence or misconduct.

Therefore, Limited Partners may be less able to sue the General Partner and it affiliates than would be the case if such provisions were not included in the Partnership Agreement.

      PAYMENT OF FEES TO THE GENERAL PARTNER AND ITS AFFILIATES REDUCES CASH AVAILABLE FOR INVESTMENT IN LOCAL LIMITED PARTNERSHIPS. The General Partner and it affiliates perform many services for the Partnership. They are paid fees for these services, which reduce the amount of the cash available for investment in Local Limited Partnerships. Accordingly, an investor investing directly in a low income housing apartment complex would have a greater amount available for investment than an investor investing in low income housing through the Partnership.

      ASSOCIATES AND ITS AFFILIATES ARE SERVING AS THE GENERAL PARTNERS OF MANY OTHER PARTNERSHIPS. Depending on their corporate area of responsibility, the officers of Associates initially devote approximately 5% to 50% of their time to the Partnership. These individuals spend significantly less time devoted to the Partnership after the investment of the Partnership`s capital in Local Limited Partnerships.

      THE INTERESTS OF LIMITED PARTNERS MAY CONFLICT WITH THE INTERESTS OF THE GENERAL PARTNER AND ITS AFFILIATES. The General Partner and its affiliates are committed to the management of more than 100 other limited partnerships that have investments similar to those of the Partnership. The General Partner and its affiliates receive substantial compensation from the Partnership.

      ANTICIPATED FUTURE AND EXISTING CASH RESOURCES OF THE PARTNERSHIP ARE NOT SUFFICIENT TO PAY EXISTING LIABILITIES OF THE PARTNERSHIP. However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or its affiliates. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of then existing contractual obligations and then anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the tenty-two Housing Complexes as of the dates or for the periods indicated:

                                                              ------------------------ ---------------------------------------------
                                                                AS OF MARCH 31, 2007             AS OF DECEMBER 31, 2006
-------------------------------------------------------------------------------------- ---------------------------------------------
                                                              PARTNERSHIP'S                                                MORTGAGE
                                                                 TOTAL                                      ESTIMATED      BALANCES
                                                               INVESTMENT   AMOUNT OF                       AGGREGATE      OF LOCAL
                                                                IN LOCAL    INVESTMENT                      LOW INCOME     LIMITED
 LOCAL LIMITED                                                  LIMITED        PAID    NUMBER OF            HOUSING TAX    PARTNER-
PARTNERSHIP NAME        LOCATION      GENERAL PARTNER NAME    PARTNERSHIPS   TO DATE     UNITS   OCCUPANCY  CREDITS (1)     SHIPS
------------------------------------------------------------------------------------------------------------------------------------
Apartment Housing of    East          Apartment Developers
East Brewton, Ltd.      Brewton,      Inc. and Thomas H.
                        Alabama       Cooksey                   $1,192,000  $1,192,000     40        93%     $1,863,000   $1,111,000

Autumn Trace            Silsbee,      Olsen Securities Corp.
Associates, Ltd.        Texas                                      412,000     412,000     58        95%        714,000    1,185,000

Broken Bow Apartments   Broken Bow,   Retro Development,
I, Limited Partnership  Nebraska      Inc.                         608,000     608,000     16       100%      1,127,000      536,000

Candleridge Apartments  Waukee,       Eric A. Sheldahl
of Waukee L.P. II       Iowa                                       125,000     125,000     23       100%        230,000      658,000

Chadwick Limited        Edan, North   Boyd Management, Inc.
Partnership             Carolina      Gordon L. Blackwell
                                      and Regency
                                      Investment Associates        378,000     378,000     48        98%        735,000    1,505,000

Comanche Retirement     Comanche,     Max L. Rightmer
Village, Ltd.           Texas                                      136,000     136,000     22       100%        265,000      587,000

Crossings II Limited    Portage,      Raymond T. Cato, Jr.
Dividend Housing        Michigan
Association Limited
Partnership (3)                                                    432,000     432,000    114        82%        739,000    5,278,000

EW, a Wisconsin         Evansville,   Philip Wallis, James
Limited Partnership     Wisconsin     Poehlman, Cynthia
(2)                                   Solfest Wallis, and
                                      Anita Poehlman                     -           -      -         -               -            -



                                                              ------------------------ ---------------------------------------------
                                                                AS OF MARCH 31, 2007             AS OF DECEMBER 31, 2006
-------------------------------------------------------------------------------------- ---------------------------------------------
                                                              PARTNERSHIP'S                                                MORTGAGE
                                                                 TOTAL                                      ESTIMATED      BALANCES
                                                               INVESTMENT   AMOUNT OF                       AGGREGATE      OF LOCAL
                                                                IN LOCAL    INVESTMENT                      LOW INCOME     LIMITED
 LOCAL LIMITED                                                  LIMITED        PAID    NUMBER OF            HOUSING TAX    PARTNER-
PARTNERSHIP NAME        LOCATION      GENERAL PARTNER NAME    PARTNERSHIPS   TO DATE     UNITS   OCCUPANCY  CREDITS (1)     SHIPS
------------------------------------------------------------------------------------------------------------------------------------
Garland Street Limited  Malvarn,      Conrad L. Beggs,
Partnership             Arkansas      Audrey D. Beggs,
                                      Russell J. Altizer,
                                      and Marjorie L. Beggs        164,000     164,000     18        89%        319,000      672,000

Hereford Seniors        Hereford,     Winston Sullivan
Community, Ltd.         Texas                                      167,000     167,000     28        93%        330,000      777,000

Hickory Lane            Newton,       Olsen Securities Corp.
Associates, Ltd.        Texas                                      174,000     174,000     24        67%        320,000      583,000

Honeysuckle Court       Vidor,        Olsen Securities Corp.
Associates, Ltd.        Texas                                      339,000     339,000     48        83%        622,000    1,140,000

Klimpel Manor, Ltd.     Fullerton,    Klimpel Manor
                        California    Apartments                 1,774,000   1,774,000     59       100%      3,360,000    1,910,000

Lamesa Seniors          Lamesa,       Winston Sullivan
Community, Ltd.         Texas                                      143,000     143,000     24        96%        284,000      663,000

Laredo Heights          Navasota,     Donald W. Sowell
Apartments Ltd.         Texas                                      225,000     225,000     48        96%        413,000      945,000

Mountainview            North         John C. Loving and
Apartments Limited      Wilkesboro,   Gordon D. Brown, Jr.
Partnership             North
                        Carolina                                   195,000     195,000     24        96%        387,000      958,000

Palestine Seniors       Palestine,    Winston Sullivan
Community, Ltd.         Texas                                      225,000     225,000     42        95%        446,000    1,091,000

Pecan Grove Limited     Forrest       Conrad Beggs, Audrey
Partnership             City,         Beggs and Russell
                        Arkansas      Altizer                      240,000     240,000     32        94%        486,000    1,075,000

Pioneer Street          Bakersfield,  Philip R. Hammond,
Associates              California    Jr. and Walter A.
                                      Dwelle                     2,222,000   2,222,000    112        94%      4,116,000    1,673,000



                                                              ------------------------ ---------------------------------------------
                                                                AS OF MARCH 31, 2007             AS OF DECEMBER 31, 2006
-------------------------------------------------------------------------------------- ---------------------------------------------
                                                              PARTNERSHIP'S                                                MORTGAGE
                                                                 TOTAL                                      ESTIMATED      BALANCES
                                                               INVESTMENT   AMOUNT OF                       AGGREGATE      OF LOCAL
                                                                IN LOCAL    INVESTMENT                      LOW INCOME     LIMITED
 LOCAL LIMITED                                                  LIMITED        PAID    NUMBER OF            HOUSING TAX    PARTNER-
PARTNERSHIP NAME        LOCATION      GENERAL PARTNER NAME    PARTNERSHIPS   TO DATE     UNITS   OCCUPANCY  CREDITS (1)     SHIPS
------------------------------------------------------------------------------------------------------------------------------------
Sidney Apartments I,    Sidney,       Retro Development,
Limited Partnership     Nebraska      Inc.  And Most
                                      Worshipful Prince
                                      Hall Grand Lodge             530,000     530,000     18       100%        972,000      514,000

Southcove Associates    Orange Cove,  Philip R. Hammond,
                        California    Jr. and Diane M.
                                      Hammond                    2,000,000   2,000,000     54        94%      3,585,000    1,481,000

Walnut Turn             Buna,         Olsen Securities Corp.
Associates, Ltd.        Texas                                      188,000     188,000     24        92%        344,000      367,000
                                                                   -------     -------     --        ---        -------      -------
                                                               $11,869,000 $11,869,000    876        92%    $21,963,000  $24,709,000
                                                               =========== ===========    ===        ===    ===========  ===========


(1)   Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10 year credit period if Housing
      Complexes are retained and rented in compliance with credit rules for the 15-year compliance period. Approximately 97% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the Limited Partners.

(2)   The Housing Complex was sold on October 31, 2006 and the Local Limited Partnership was subsequently dissolved.

(3)   The Housing Complex was identified in October of 2007 for disposition.



                                         ---------------------------------------------------------------------------
                                                            FOR THE YEAR ENDED DECEMBER 31, 2006
                                         ---------------------------------------------------------------------------
                                                                                         LOW INCOME HOUSING TAX
        LOCAL LIMITED                                                                     CREDITS ALLOCATED TO
       PARTNERSHIP NAME                       RENTAL INCOME        NET INCOME (LOSS)           PARTNERSHIP
--------------------------------------------------------------------------------------------------------------------
Apartment Housing of East
Brewton, Ltd.                                    $138,000              $ (49,000)                  98.99%

Autumn Trace Associates, Ltd.                     273,000                (15,000)                  99.00%

Broken Bow Apartments I,
Limited Partnership                                56,000                (37,000)                  99.00%

Candleridge Apartments of
Waukee L.P. II                                    126,000                (16,000)                  99.00%

Chadwick Limited Partnership                      228,000                (30,000)                  99.00%

Comanche Retirement Village, Ltd.                  89,000                (22,000)                  99.00%

Crossings II Limited Dividend
Housing Association Limited
Partnership                                       679,000               (140,000)                  98.99%

EW, a Wisconsin Limited
Partnership                                        82,000                 42,000                   99.00%

Garland Street Limited
Partnership                                        97,000                (39,000)                  99.00%

Hereford Seniors Community, Ltd.                  116,000                 (2,000)                  99.00%

Hickory Lane Associates, Ltd.                      68,000                (42,000)                  99.00%

Honeysuckle Court Associates, Ltd.                194,000                (63,000)                  99.00%

Klimpel Manor, Ltd.                               426,000                (47,000)                  96.00%

Lamesa Seniors Community, Ltd.                    137,000                (19,000)                  99.00%

Laredo Heights Apartments Ltd.                    216,000                (14,000)                  99.00%

Mountainview Apartments
Limited Partnership                               117,000                 (4,000)                  99.00%

Palestine Seniors Community, Ltd.                 142,000                (19,000)                  99.00%

Pecan Grove Limited Partnership                   153,000                (33,000)                  99.00%

Pioneer Street Associates                         564,000                (58,000)                  99.00%

Sidney Apartments I, Limited
Partnership                                        79,000                (59,000)                  99.00%

Southcove Associates                              255,000               (152,000)                  99.00%

Walnut Turn Associates, Ltd.                      108,000                (44,000)                  99.00%
                                                  -------                -------
                                               $4,343,000             $ (862,000)
                                                ==========             ==========



                                                              ------------------------ ---------------------------------------------
                                                                AS OF MARCH 31, 2006             AS OF DECEMBER 31, 2005
-------------------------------------------------------------------------------------- ---------------------------------------------
                                                              PARTNERSHIP'S                                                MORTGAGE
                                                                 TOTAL                                      ESTIMATED      BALANCES
                                                               INVESTMENT   AMOUNT OF                       AGGREGATE      OF LOCAL
                                                                IN LOCAL    INVESTMENT                      LOW INCOME     LIMITED
 LOCAL LIMITED                                                  LIMITED        PAID    NUMBER OF            HOUSING TAX    PARTNER-
PARTNERSHIP NAME        LOCATION      GENERAL PARTNER NAME    PARTNERSHIPS   TO DATE     UNITS   OCCUPANCY  CREDITS (1)     SHIPS
------------------------------------------------------------------------------------------------------------------------------------
Apartment Housing of    East          Apartment Developers
East Brewton, Ltd.      Brewton,      Inc. and Thomas H.
                        Alabama       Cooksey                   $1,192,000  $1,192,000     40        93%     $1,863,000   $1,119,000

Autumn Trace            Silsbee,      Olsen Securities Corp.
Associates, Ltd.        Texas                                      412,000     412,000     58       100%        714,000    1,199,000

Broken Bow Apartments   Broken Bow,   Retro Development,
I, Limited Partnership  Nebraska      Inc.                         608,000     608,000     16       100%      1,127,000      581,000

Candleridge Apartments  Waukee,       Eric A. Sheldahl
of Waukee L.P. II       Iowa                                       125,000     125,000     23        91%        230,000      663,000

Chadwick Limited        Edan, North   Boyd Management, Inc.
Partnership             Carolina      Gordon L. Blackwell
                                      and Regency
                                      Investment Associates        378,000     378,000     48       100%        735,000    1,488,000

Comanche Retirement     Comanche,     Max L. Rightmer
Village, Ltd.           Texas                                      136,000     136,000     22       100%        265,000      580,000

Crossings II Limited    Portage,      Raymond T. Cato, Jr.
Dividend Housing        Michigan
Association Limited
Partnership (3)                                                    432,000     432,000    114        69%        739,000    5,395,000

EW, a Wisconsin         Evansville,   Philip Wallis, James
Limited Partnership (2) Wisconsin     Poehlman, Cynthia
                                      Solfest Wallis, and
                                      Anita Poehlman               164,000     164,000     16       100%        306,000      581,000

Garland Street Limited  Malvarn,      Conrad L. Beggs,
Partnership             Arkansas      Audrey D. Beggs,
                                      Russell J. Altizer,
                                      and Marjorie L. Beggs        164,000     164,000     18       100%        319,000      676,000


                                                              ------------------------ ---------------------------------------------
                                                                AS OF MARCH 31, 2006             AS OF DECEMBER 31, 2005
-------------------------------------------------------------------------------------- ---------------------------------------------
                                                              PARTNERSHIP'S                                                MORTGAGE
                                                                 TOTAL                                      ESTIMATED      BALANCES
                                                               INVESTMENT   AMOUNT OF                       AGGREGATE      OF LOCAL
                                                                IN LOCAL    INVESTMENT                      LOW INCOME     LIMITED
 LOCAL LIMITED                                                  LIMITED        PAID    NUMBER OF            HOUSING TAX    PARTNER-
PARTNERSHIP NAME        LOCATION      GENERAL PARTNER NAME    PARTNERSHIPS   TO DATE     UNITS   OCCUPANCY  CREDITS (1)     SHIPS
------------------------------------------------------------------------------------------------------------------------------------
Hereford Seniors        Hereford,     Winston Sullivan
Community, Ltd.         Texas                                      167,000     167,000     28        93%        330,000      781,000

Hickory Lane            Newton,       Olsen Securities Corp.
Associates, Ltd.        Texas                                      174,000     174,000     24        71%        320,000      585,000

Honeysuckle Court       Vidor,        Olsen Securities Corp.
Associates, Ltd.        Texas                                      339,000     339,000     48        94%        622,000    1,144,000

Klimpel Manor, Ltd.     Fullerton,    Klimpel Manor
                        California    Apartments                 1,774,000   1,774,000     59       100%      3,360,000    1,936,000

Lamesa Seniors          Lamesa,       Winston Sullivan
Community, Ltd.         Texas                                      143,000     143,000     24        83%        284,000      666,000

Laredo Heights          Navasota,     Donald W. Sowell
Apartments Ltd.         Texas                                      225,000     225,000     48        98%        413,000      954,000

Mountainview            North         John C. Loving and
Apartments Limited      Wilkesboro,   Gordon D. Brown, Jr.
Partnership             North
                        Carolina                                   195,000     195,000     24       100%        387,000      964,000

Palestine Seniors       Palestine,    Winston Sullivan
Community, Ltd.         Texas                                      225,000     225,000     42        95%        446,000    1,098,000

Pecan Grove Limited     Forrest       Conrad Beggs, Audrey
Partnership             City,         Beggs and Russell
                        Arkansas      Altizer                      240,000     240,000     32        94%        486,000    1,081,000

Pioneer Street          Bakersfield,  Philip R. Hammond,
Associates              California    Jr. and Walter A.
                                      Dwelle                     2,222,000   2,222,000    112        94%      4,116,000    1,715,000



                                                              ------------------------ ---------------------------------------------
                                                                AS OF MARCH 31, 2006             AS OF DECEMBER 31, 2005
-------------------------------------------------------------------------------------- ---------------------------------------------
                                                              PARTNERSHIP'S                                                MORTGAGE
                                                                 TOTAL                                      ESTIMATED      BALANCES
                                                               INVESTMENT   AMOUNT OF                       AGGREGATE      OF LOCAL
                                                                IN LOCAL    INVESTMENT                      LOW INCOME     LIMITED
 LOCAL LIMITED                                                  LIMITED        PAID    NUMBER OF            HOUSING TAX    PARTNER-
PARTNERSHIP NAME        LOCATION      GENERAL PARTNER NAME    PARTNERSHIPS   TO DATE     UNITS   OCCUPANCY  CREDITS (1)     SHIPS
------------------------------------------------------------------------------------------------------------------------------------
Sidney Apartments I,    Sidney,       Retro Development,
Limited Partnership     Nebraska      Inc.  And Most
                                      Worshipful Prince
                                      Hall Grand Lodge             530,000     530,000     18        94%        972,000      425,000

Southcove Associates    Orange Cove,  Philip R. Hammond,
                        California    Jr. and Diane M.
                                      Hammond                    2,000,000   2,000,000     54        96%      3,585,000    1,490,000

Walnut Turn             Buna, Texas   Olsen Securities Corp.
Associates, Ltd.                                                   188,000     188,000     24        96%        344,000      677,000
                                                                   -------     -------     --        ---        -------      -------
                                                               $12,033,000 $12,033,000    892        94%    $21,963,000  $25,798,000
                                                               =========== ===========    ===        ===    ===========  ===========

(1)   Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10 year credit period if Housing
      Complexes are retained and rented in compliance with credit rules for the 15-year compliance period. Approximately 95% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the Limited Partners.

(2)   The Housing Complex was sold on October 31, 2006 and the Local Limited Partnership was subsequently dissolved.

(3)   The Housing Complex was identified in October 2007 for disposition.



                                         ---------------------------------------------------------------------------
                                                            FOR THE YEAR ENDED DECEMBER 31, 2005
                                         ---------------------------------------------------------------------------
                                                                                         LOW INCOME HOUSING TAX
        LOCAL LIMITED                                                                     CREDITS ALLOCATED TO
       PARTNERSHIP NAME                       RENTAL INCOME        NET INCOME (LOSS)           PARTNERSHIP
--------------------------------------------------------------------------------------------------------------------
Apartment Housing of East
Brewton, Ltd.                                    $133,000               $(56,000)                  98.99%

Autumn Trace Associates, Ltd.                     255,000                (24,000)                  99.00%

Broken Bow Apartments I,
Limited Partnership                                56,000                (48,000)                  99.00%

Candleridge Apartments of
Waukee L.P. II                                    126,000                (14,000)                  99.00%

Chadwick Limited Partnership                      220,000                (17,000)                  99.00%

Comanche Retirement Village, Ltd.                  87,000                (15,000)                  99.00%

Crossings II Limited Dividend
Housing Association Limited
Partnership                                       565,000               (226,000)                  98.99%

EW, a Wisconsin Limited
Partnership                                        78,000                 34,000                   99.00%

Garland Street Limited
Partnership                                        95,000                (34,000)                  99.00%

Hereford Seniors Community, Ltd.                  105,000                (13,000)                  99.00%

Hickory Lane Associates, Ltd.                      98,000                (44,000)                  99.00%

Honeysuckle Court Associates, Ltd.                209,000                (49,000)                  99.00%

Klimpel Manor, Ltd.                               428,000                (21,000)                  96.00%

Lamesa Seniors Community, Ltd.                    122,000                (26,000)                  99.00%

Laredo Heights Apartments Ltd.                    205,000                (21,000)                  99.00%

Mountainview Apartments
Limited Partnership                               113,000                  1,000                   99.00%

Palestine Seniors Community, Ltd.                 144,000               (41,000)                   99.00%

Pecan Grove Limited Partnership                   150,000                (35,000)                  99.00%
Pioneer Street Associates                         565,000                (54,000)                  99.00%

Sidney Apartments I, Limited
Partnership                                        79,000                (24,000)                  99.00%

Southcove Associates                              261,000               (121,000)                  99.00%

Walnut Turn Associates, Ltd.                      108,000                (23,000)                  99.00%
                                                  -------                -------
                                               $4,202,000              $(871,000)
                                                ==========             =========



                                                              ------------------------ ---------------------------------------------
                                                                AS OF MARCH 31, 2005             AS OF DECEMBER 31, 2004
-------------------------------------------------------------------------------------- ---------------------------------------------
                                                              PARTNERSHIP'S                                                MORTGAGE
                                                                 TOTAL                                      ESTIMATED      BALANCES
                                                               INVESTMENT   AMOUNT OF                       AGGREGATE      OF LOCAL
                                                                IN LOCAL    INVESTMENT                      LOW INCOME     LIMITED
 LOCAL LIMITED                                                  LIMITED        PAID    NUMBER OF            HOUSING TAX    PARTNER-
PARTNERSHIP NAME        LOCATION      GENERAL PARTNER NAME    PARTNERSHIPS   TO DATE     UNITS   OCCUPANCY  CREDITS (1)     SHIPS
------------------------------------------------------------------------------------------------------------------------------------
Apartment Housing of    East          Apartment Developers
East Brewton, Ltd.      Brewton,      Inc. and Thomas H.
                        Alabama       Cooksey                   $1,192,000  $1,192,000     40       100%     $1,863,000   $1,127,000

Autumn Trace            Silsbee,      Olsen Securities Corp.
Associates, Ltd.        Texas                                      412,000     412,000     58        86%        714,000    1,211,000

Broken Bow Apartments   Broken Bow,   Retro Development,
I, Limited Partnership  Nebraska      Inc.                         608,000     608,000     16       100%      1,127,000      582,000

Candleridge Apartments  Waukee,       Eric A. Sheldahl
of Waukee L.P. II       Iowa                                       125,000     125,000     23        91%        230,000      666,000

Chadwick Limited        Edan, North   Boyd Management, Inc.
Partnership             Carolina      Gordon L. Blackwell
                                      and Regency
                                      Investment Associates        378,000     378,000     48        96%        735,000    1,535,000

Comanche Retirement     Comanche,     Max L. Rightmer
Village, Ltd.           Texas                                      136,000     136,000     22       100%        265,000      582,000

Crossings II Limited    Portage,      Raymond T. Cato, Jr.
Dividend Housing        Michigan
Association Limited
Partnership (3)                                                    432,000     432,000    114        69%        739,000    5,511,000

EW, a Wisconsin         Evansville,   Philip Wallis, James
Limited Partnership (2) Wisconsin     Poehlman, Cynthia
                                      Solfest Wallis, and
                                      Anita Poehlman               164,000     164,000     16       100%        306,000      587,000

Garland Street Limited  Malvarn,      Conrad L. Beggs,
Partnership             Arkansas      Audrey D. Beggs,
                                      Russell J. Altizer,
                                      and Marjorie L. Beggs        164,000     164,000     18       100%        319,000      680,000

Hereford Seniors        Hereford,     Winston Sullivan
Community, Ltd.         Texas                                      167,000     167,000     28        93%        330,000      785,000

Hickory Lane            Newton,       Olsen Securities Corp.
Associates, Ltd.        Texas                                      174,000     174,000     24        92%        320,000      587,000

Honeysuckle Court       Vidor,        Olsen Securities Corp.
Associates, Ltd.        Texas                                      339,000     339,000     48       100%        622,000    1,148,000

Klimpel Manor, Ltd.     Fullerton,    Klimpel Manor
                        California    Apartments                 1,774,000   1,774,000     59       100%      3,360,000    1,959,000

Lamesa Seniors          Lamesa,       Winston Sullivan
Community, Ltd.         Texas                                      143,000     143,000     24        96%        284,000      669,000

Laredo Heights          Navasota,     Donald W. Sowell
Apartments Ltd.         Texas                                      225,000     225,000     48        92%        413,000      962,000

Mountainview            North         John C. Loving and
Apartments Limited      Wilkesboro,   Gordon D. Brown, Jr.
Partnership             North
                        Carolina                                   195,000     195,000     24       100%        387,000      971,000

Palestine Seniors       Palestine,    Winston Sullivan
Community, Ltd.         Texas                                      225,000     225,000     42       100%        446,000    1,104,000

Pecan Grove Limited     Forrest       Conrad Beggs, Audrey
Partnership             City,         Beggs and Russell
                        Arkansas      Altizer                      240,000     240,000     32        97%        486,000    1,088,000

Pioneer Street          Bakersfield,  Philip R. Hammond,
Associates              California    Jr. and Walter A.
                                      Dwelle                     2,222,000   2,222,000    112        93%      4,116,000    1,750,000



                                                              ------------------------ ---------------------------------------------
                                                                AS OF MARCH 31, 2005             AS OF DECEMBER 31, 2004
-------------------------------------------------------------------------------------- ---------------------------------------------
                                                              PARTNERSHIP'S                                                MORTGAGE
                                                                 TOTAL                                      ESTIMATED      BALANCES
                                                               INVESTMENT   AMOUNT OF                       AGGREGATE      OF LOCAL
                                                                IN LOCAL    INVESTMENT                      LOW INCOME     LIMITED
 LOCAL LIMITED                                                  LIMITED        PAID    NUMBER OF            HOUSING TAX    PARTNER-
PARTNERSHIP NAME        LOCATION      GENERAL PARTNER NAME    PARTNERSHIPS   TO DATE     UNITS   OCCUPANCY  CREDITS (1)     SHIPS
------------------------------------------------------------------------------------------------------------------------------------
Sidney Apartments I,    Sidney,       Retro Development,
Limited Partnership     Nebraska      Inc.  And Most
                                      Worshipful Prince
                                      Hall Grand Lodge             530,000     530,000     18       100%        972,000      426,000

Southcove Associates    Orange Cove,  Philip R. Hammond,
                        California    Jr. and Diane M.
                                      Hammond                    2,000,000   2,000,000     54       100%      3,585,000    1,499,000

Walnut Turn             Buna,         Olsen Securities Corp.
Associates, Ltd.        Texas                                      188,000     188,000     24        96%        344,000      680,000
                                                                   -------     -------     --        ---        -------      -------
                                                               $12,033,000 $12,033,000    892        96%    $21,963,000  $26,109,000
                                                               =========== ===========    ===        ===    ===========  ===========

(1)   Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10 year credit period if Housing
      Complexes are retained and rented in compliance with credit rules for the 15-year compliance period. Approximately 89% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the Limited Partners.

(2)   The Housing Complex was sold on October 31, 2006 and the Local Limited Partnership was subsequently dissolved.

(3)   The Housing Complex was identified in October 2007 for disposition.



                                         ---------------------------------------------------------------------------
                                                            FOR THE YEAR ENDED DECEMBER 31, 2004
                                         ---------------------------------------------------------------------------
                                                                                         LOW INCOME HOUSING TAX
        LOCAL LIMITED                                                                     CREDITS ALLOCATED TO
       PARTNERSHIP NAME                       RENTAL INCOME        NET INCOME (LOSS)           PARTNERSHIP
--------------------------------------------------------------------------------------------------------------------

Apartment Housing of East
Brewton, Ltd.                                    $128,000               $(63,000)                 98.99%

Autumn Trace Associates, Ltd.                     241,000                (38,000)                 99.00%

Broken Bow Apartments I,
Limited Partnership                                53,000                (47,000)                 99.00%

Candleridge Apartments of
Waukee L.P. II                                    131,000                (14,000)                 99.00%

Chadwick Limited Partnership                      216,000                (14,000)                 99.00%

Comanche Retirement Village, Ltd.                  85,000                (18,000)                 99.00%

Crossings II Limited Dividend
Housing Association Limited
Partnership                                       572,000               (214,000)                 98.99%

EW, a Wisconsin Limited
Partnership                                        73,000                (59,000)                 99.00%

Garland Street Limited
Partnership                                       100,000                (16,000)                 99.00%

Hereford Seniors Community, Ltd.                  103,000                 (9,000)                 99.00%

Hickory Lane Associates, Ltd.                     103,000                (32,000)                 99.00%

Honeysuckle Court Associates, Ltd.                207,000                (60,000)                 99.00%

Klimpel Manor, Ltd.                               420,000                (67,000)                 96.00%

Lamesa Seniors Community, Ltd.                    123,000                (25,000)                 99.00%

Laredo Heights Apartments Ltd.                    192,000                (26,000)                 99.00%

Mountainview Apartments
Limited Partnership                               128,000                (10,000)                 99.00%

Palestine Seniors Community, Ltd.                 143,000                (18,000)                 99.00%

Pecan Grove Limited Partnership                   149,000                (38,000)                 99.00%
Pioneer Street Associates                         533,000                (63,000)                 99.00%

Sidney Apartments I, Limited
Partnership                                        83,000                (25,000)                 99.00%

Southcove Associates                              248,000               (120,000)                 99.00%

Walnut Turn Associates, Ltd.                       99,000                (42,000)                 99.00%
                                                   ------                -------
                                               $4,130,000            $(1,018,000)
                                               ==========            ===========



                                                              ------------------------ ---------------------------------------------
                                                                AS OF MARCH 31, 2004             AS OF DECEMBER 31, 2003
-------------------------------------------------------------------------------------- ---------------------------------------------
                                                              PARTNERSHIP'S                                                MORTGAGE
                                                                 TOTAL                                      ESTIMATED      BALANCES
                                                               INVESTMENT   AMOUNT OF                       AGGREGATE      OF LOCAL
                                                                IN LOCAL    INVESTMENT                      LOW INCOME     LIMITED
 LOCAL LIMITED                                                  LIMITED        PAID    NUMBER OF            HOUSING TAX    PARTNER-
PARTNERSHIP NAME        LOCATION      GENERAL PARTNER NAME    PARTNERSHIPS   TO DATE     UNITS   OCCUPANCY  CREDITS (1)     SHIPS
------------------------------------------------------------------------------------------------------------------------------------
Apartment Housing of    East          Apartment Developers
East Brewton, Ltd.      Brewton,      Inc. and Thomas H.
                        Alabama       Cooksey                   $1,192,000  $1,192,000     40        90%     $1,863,000   $1,134,000

Autumn Trace            Silsbee,      Olsen Securities Corp.
Associates, Ltd.        Texas                                      412,000     412,000     58        93%        714,000    1,223,000

Broken Bow Apartments   Broken Bow,   Retro Development,
I, Limited Partnership  Nebraska      Inc.                         608,000     608,000     16        94%      1,127,000      583,000

Candleridge Apartments  Waukee,       Eric A. Sheldahl
of Waukee L.P. II       Iowa                                       125,000     125,000     23       100%        230,000      670,000

Chadwick Limited        Edan, North   Boyd Management, Inc.
Partnership             Carolina      Gordon L. Blackwell
                                      and Regency
                                      Investment Associates        378,000     378,000     48       100%        735,000    1,516,000

Comanche Retirement     Comanche,     Max L. Rightmer
Village, Ltd.           Texas                                      136,000     136,000     22       100%        265,000      594,000

Crossings II Limited    Portage,      Raymond T. Cato, Jr.
Dividend Housing        Michigan
Association Limited
Partnership (3)                                                    432,000     432,000    114        79%        739,000    5,611,000

EW, a Wisconsin         Evansville,   Philip Wallis, James
Limited Partnership (2) Wisconsin     Poehlman, Cynthia
                                      Solfest Wallis, and
                                      Anita Poehlman               164,000     164,000     16       100%        306,000      598,000

Garland Street Limited  Malvarn,      Conrad L. Beggs,
Partnership             Arkansas      Audrey D. Beggs,
                                      Russell J. Altizer,
                                      and Marjorie L. Beggs        164,000     164,000     18        78%        319,000      683,000



                                                              ------------------------ ---------------------------------------------
                                                                AS OF MARCH 31, 2004             AS OF DECEMBER 31, 2003
-------------------------------------------------------------------------------------- ---------------------------------------------
                                                              PARTNERSHIP'S                                                MORTGAGE
                                                                 TOTAL                                      ESTIMATED      BALANCES
                                                               INVESTMENT   AMOUNT OF                       AGGREGATE      OF LOCAL
                                                                IN LOCAL    INVESTMENT                      LOW INCOME     LIMITED
 LOCAL LIMITED                                                  LIMITED        PAID    NUMBER OF            HOUSING TAX    PARTNER-
PARTNERSHIP NAME        LOCATION      GENERAL PARTNER NAME    PARTNERSHIPS   TO DATE     UNITS   OCCUPANCY  CREDITS (1)     SHIPS
------------------------------------------------------------------------------------------------------------------------------------
Hereford Seniors        Hereford,     Winston Sullivan
Community, Ltd.         Texas                                      167,000     167,000     28        89%        330,000      789,000

Hickory Lane            Newton,       Olsen Securities Corp.
Associates, Ltd.        Texas                                      174,000     174,000     24       100%        320,000      589,000

Honeysuckle Court       Vidor,        Olsen Securities Corp.
Associates, Ltd.        Texas                                      339,000     339,000     48       100%        622,000    1,152,000

Klimpel Manor, Ltd.     Fullerton,    Klimpel Manor
                        California    Apartments                 1,774,000   1,774,000     59        95%      3,360,000    1,981,000

Lamesa Seniors          Lamesa,       Winston Sullivan
Community, Ltd.         Texas                                      143,000     143,000     24       100%        284,000      672,000

Laredo Heights          Navasota,     Donald W. Sowell
Apartments Ltd.         Texas                                      225,000     225,000     48        90%        413,000      970,000

Mountainview            North         John C. Loving and
Apartments Limited      Wilkesboro,   Gordon D. Brown, Jr.
Partnership             North
                        Carolina                                   195,000     195,000     24        92%        387,000      977,000

Palestine Seniors       Palestine,    Winston Sullivan
Community, Ltd.         Texas                                      225,000     225,000     42       100%        446,000    1,109,000

Pecan Grove Limited     Forrest       Conrad Beggs, Audrey
Partnership             City,         Beggs and Russell
                        Arkansas      Altizer                      240,000     240,000     32        88%        486,000    1,094,000

Pioneer Street          Bakersfield,  Philip R. Hammond,
Associates              California    Jr. and Walter A.
                                      Dwelle                     2,222,000   2,222,000    112        97%      4,116,000    1,781,000



                                                              ------------------------ ---------------------------------------------
                                                                AS OF MARCH 31, 2004             AS OF DECEMBER 31, 2003
-------------------------------------------------------------------------------------- ---------------------------------------------
                                                              PARTNERSHIP'S                                                MORTGAGE
                                                                 TOTAL                                      ESTIMATED      BALANCES
                                                               INVESTMENT   AMOUNT OF                       AGGREGATE      OF LOCAL
                                                                IN LOCAL    INVESTMENT                      LOW INCOME     LIMITED
 LOCAL LIMITED                                                  LIMITED        PAID    NUMBER OF            HOUSING TAX    PARTNER-
PARTNERSHIP NAME        LOCATION      GENERAL PARTNER NAME    PARTNERSHIPS   TO DATE     UNITS   OCCUPANCY  CREDITS (1)     SHIPS
------------------------------------------------------------------------------------------------------------------------------------
Sidney Apartments I,    Sidney,       Retro Development,
Limited Partnership     Nebraska      Inc.  And Most
                                      Worshipful Prince
                                      Hall Grand Lodge             530,000     530,000     18       100%        972,000      428,000

Southcove Associates    Orange Cove,  Philip R. Hammond,
                        California    Jr. and Diane M.
                                      Hammond                    2,000,000   2,000,000     54       100%      3,585,000    1,506,000

Walnut Turn             Buna,         Olsen Securities Corp.
Associates, Ltd.        Texas                                      188,000     188,000     24        96%        344,000      682,000
                                                                   -------     -------     --        ---        -------      -------
                                                               $12,033,000 $12,033,000    892        95%    $21,963,000  $26,342,000
                                                               =========== ===========    ===        ===    ===========  ===========

(1)   Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10 year credit period if Housing
      Complexes are retained and rented in compliance with credit rules for the 15-year compliance period. Approximately 80% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the Limited Partners.

(2)   The Housing Complex was sold on October 31, 2006 and the Local Limited Partnership was subsequently dissolved.

(3)   The Housing Complex was identified in October of 2007 for disposition.



                                         ---------------------------------------------------------------------------
                                                            FOR THE YEAR ENDED DECEMBER 31, 2003
                                         ---------------------------------------------------------------------------
                                                                                         LOW INCOME HOUSING TAX
        LOCAL LIMITED                                                                     CREDITS ALLOCATED TO
       PARTNERSHIP NAME                       RENTAL INCOME        NET INCOME (LOSS)           PARTNERSHIP
--------------------------------------------------------------------------------------------------------------------

Apartment Housing of East
Brewton, Ltd.                                    $136,000               $(71,000)                 98.99%

Autumn Trace Associates, Ltd.                     253,000                (37,000)                 99.00%

Broken Bow Apartments I,
Limited Partnership                                56,000                (60,000)                 99.00%

Candleridge Apartments of
Waukee L.P. II                                    127,000                (31,000)                 99.00%

Chadwick Limited Partnership                      214,000                 (8,000)                 99.00%

Comanche Retirement Village, Ltd.                  82,000               (322,000)                 99.00%

Crossings II Limited Dividend
Housing Association Limited
Partnership                                       692,000               (114,000)                 98.99%

EW, a Wisconsin Limited
Partnership                                        93,000                 33,000                  99.00%

Garland Street Limited
Partnership                                        79,000                (31,000)                 99.00%

Hereford Seniors Community, Ltd.                   85,000                (30,000)                 99.00%

Hickory Lane Associates, Ltd.                     101,000                (23,000)                 99.00%

Honeysuckle Court Associates, Ltd.                203,000                (56,000)                 99.00%

Klimpel Manor, Ltd.                               419,000                (37,000)                 96.00%

Lamesa Seniors Community, Ltd.                    124,000                (24,000)                 99.00%

Laredo Heights Apartments Ltd.                    179,000                (21,000)                 99.00%

Mountainview Apartments
Limited Partnership                               108,000                 (9,000)                 99.00%

Palestine Seniors Community, Ltd.                 140,000                (19,000)                 99.00%

Pecan Grove Limited Partnership                   136,000                (45,000)                 99.00%

Pioneer Street Associates                         531,000                (34,000)                 99.00%

Sidney Apartments I, Limited
Partnership                                        86,000                (93,000)                 99.00%

Southcove Associates                              244,000               (106,000)                 99.00%

Walnut Turn Associates, Ltd.                      100,000                (43,000)                 99.00%
                                                  -------                -------
                                               $4,188,000            $(1,181,000)
                                               ==========            ===========


                                                                 27

ITEM 3. LEGAL PROCEEDINGS

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF OF EQUITY SECURITIES

ITEM 5A.

a) The Partnership Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Partnership Units and none exists. Partnership Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

b)   At March 31, 2007, 2006, 2005 and 2004, there were 822, 822, 818, and 817
     Limited Partners, respectively, and 12, 10, 9, and 8, assignees of Partnership Units who were not admitted as Limited Partners, respectively.

c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than, perhaps, refinancing or disposition of its investments in Local Limited Partnerships. Any such distributions would be made in accordance with the terms of the Partnership Agreement.

d) No securities are authorized for issuance by the Partnership under equity compensation plans.

e)   The Partnership does not issue common stock

f) No unregistered securities were sold by the Partnership during the years ended March 31, 2007, 2006, 2005 and 2004.

ITEM 5B. USE OF PROCEEDS

NOT APPLICABLE

ITEM 5C. PURCHASES OF EQUITY SECURITIES BY THE ISSUERS AND AFFILIATED PURCHASERS

NONE

ITEM 6. SELECTED FINANCIAL DATA

Selected balance sheet information for the Partnership is as follows:


                                                               FOR THE YEARS ENDING MARCH 31,
                            -----------------------------------------------------------------------------------------------------

                               2007         2006         2005         2004         2003         2002         2001         2000
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
ASSETS
Cash                        $   20,085   $   16,967   $   15,735   $    8,710   $   16,162   $   32,342   $   84,147   $  180,133
Investments in Local
  Limited Partnerships, net    970,319    1,750,403    2,557,672    4,658,703    6,098,332    6,677,963    7,432,933    8,311,454
Other assets                         -            -          998          998          998        3,998          998          998
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------

  TOTAL ASSETS              $  990,404   $1,767,370   $2,574,405   $4,668,411   $6,115,492   $6,714,303   $7,518,078   $8,492,585
                            ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========


LIABILITIES
Accrued expenses            $        -   $        -   $        -   $        -   $        -   $    4,000   $   48,569   $   86,965
Accrued fees and expenses
  due to General Partner
  and affiliates               618,403      549,571      475,883      403,826      359,174      316,573      107,278       72,598

PARTNERS' EQUITY               372,001    1,217,799    2,098,522    4,264,585    5,756,318    6,393,730    7,362,231    8,333,022
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------

  TOTAL LIABILITIES AND
    PARTNERS' EQUITY        $  990,404   $1,767,370   $2,574,405   $4,668,411   $6,115,492   $6,714,303   $7,518,078   $8,492,585
                            ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========



Selected results of operations, cash flows and other information for the Partnership are as follows:


                                                              FOR THE YEARS ENDED MARCH 31,
                           --------------------------------------------------------------------------------------------------------

                              2007         2006          2005          2004         2003         2002         2001         2000
                           ----------   ----------   -----------   -----------   ----------   ----------   ----------   -----------

Net loss from operations
(Note 1)                   $ (535,481)  $ (389,875)  $(1,669,400)  $(1,019,015)  $ (108,678)  $ (253,796)  $ (146,427)  $  (884,571)
Equity in losses from
  Local Limited
  Partnerships               (310,379)    (490,890)     (496,709)    (472,828)     (529,118)    (716,788)    (831,638)     (992,162)
Interest income                    62           42            46          110           384        2,083        7,274        14,374
                           ----------   ----------   -----------   -----------   ----------   ----------   ----------   -----------
NET LOSS                   $ (845,798)  $ (880,723)  $(2,166,063)  $(1,491,733)  $ (637,412)  $ (968,501)  $ (970,791)  $(1,862,359)
                           ==========   ==========   ===========   ===========   ==========   ==========   ==========   ===========

NET LOSS ALLOCATED TO:
  General Partner          $   (8,458)  $   (8,807)  $   (21,661)  $  (14,917)   $   (6,374)  $   (9,685)  $   (9,708)  $   (18,624)
                           ==========   ==========   ===========   ===========   ==========   ==========   ==========   ===========

  Limited Partners         $ (837,340)  $ (871,916)  $(2,144,402)  $(1,476,816)  $ (631,038)  $ (958,816)  $ (961,083)  $(1,843,735)
                           ==========   ==========   ===========   ===========   ==========   ==========   ==========   ===========

NET LOSS PER PARTNERSHIP
  UNIT                     $   (53.68)  $   (55.89)  $   (137.46)  $    (94.67)  $   (40.45)  $   (61.46)  $   (61.61)  $   (118.19)
                           ==========   ==========   ===========   ===========   ==========   ==========   ==========   ===========

OUTSTANDING WEIGHTED
  PARTNERSHIP UNITS            15,600       15,600        15,600        15,600       15,600       15,600       15,600        15,600
                           ==========   ==========   ===========   ===========   ==========   ==========   ==========   ===========

Note 1 - Loss from operations for the years ended March 31, 2007, 2006, 2005, 2004, 2003, 2002, 2001 and 2000 include a charge for impairment losses on investments in Local Limited Partnerships of $450,003, $275,383, $1,560,537, $916,713, $0, $0, $0,and $766,559,
respectively. (See Note 2 to the financial statements.)



                                                               FOR THE YEARS ENDED MARCH 31,
                            -----------------------------------------------------------------------------------------------------

                               2007         2006         2005         2004         2003         2002         2001         2000
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------

NET CASH PROVIDED BY
  (USED IN):

  Operating activities      $    3,118   $  (11,018)  $   (5,225)  $  (19,852)  $  (29,005)  $  (52,055)  $ (101,935)  $  (19,827)
  Investing activities               -       12,250       12,250       12,400       12,825          250        5,949     (352,388)
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------

NET CHANGE IN CASH               3,118        1,232        7,025       (7,452)     (16,180)     (51,805)     (95,986)    (372,215)

CASH, BEGINNING
  OF PERIOD                     16,967       15,735        8,710       16,162       32,342       84,147      180,133      552,348
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------

CASH, END OF PERIOD         $   20,085   $   16,967   $   15,735   $    8,710   $   16,162   $   32,342   $   84,147   $  180,133
                            ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========


Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

                                2006         2005         2004         2003         2002         2001         2000         1999
                             ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------

Federal                     $       29   $       78   $      132   $      137   $      137   $      137   $      141   $      135
State                                -            -            -            -            -            -            -            -
                             ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------

Total                       $       29   $       80   $      133   $      137   $      137   $      137   $      141   $      135
                             ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========


                                                                 31

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

With the exception of the discussion regarding historical information, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-K contain forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

Risks and uncertainties inherent in forward looking statements include, but are not limited to, our future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the Low Income Housing Tax Credits property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this Form 10-K and in other reports filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this filing.

CRITICAL ACCOUNTING POLICIES AND CERTAIN RISKS AND UNCERTAINTIES

The Partnership believes that the following discussion addresses the Partnership's most significant accounting policies, which are the most critical to aid in fully understanding and evaluating the Partnership's reported financial results, and certain of the Partnership's risks and uncertainties.

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

METHOD OF ACCOUNTING FOR INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years. (See Notes 2 and 3 to the financial statements)

"Equity in losses of Local Limited Partnerships" for each year ended March 31 has been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are impaired.

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships which are Variable Interest Entities under Financial Accounting Standards Board Interpretation No. 46-Revised, "Consolidation of Variable Interest Entities", because the Partnership is not considered the primary beneficiary. The Partnership's balance in Investments in Local Limited Partnerships represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners.

INCOME TAXES

No provision for income taxes has been recorded in the financial statements as any liabilities and/or benefits from income taxes flow to the partners of the Partnership and are their obligations and/or benefits. For income tax purposes, the Partnership reports on a calendar year basis.

CERTAIN RISKS AND UNCERTAINTIES

See Item 1A for a discussion of risks regarding the Partnership.

To date, certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partners may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be lost, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

TROUBLED HOUSING COMPLEXES

One Local Limited Partnership, Crossing II Limited Dividend Housing Association LP ("Crossings II") started to experience operational issues during the year ended March 31, 2005. As interest rates were falling, this particular market saw an increasing number of people purchasing first time homes, thereby, causing high vacancy rates. This particular area of Michigan is experiencing an overall low occupancy issue. The low occupancy was the primary reason for the properties' cash flow issues. The Local General Partner continues to make advances to the property to help fund its operations. The Partnership received all the Low Income Housing Tax Credits from Crossings II. The final credits were taken in 2007. The Local Limited Partnership's General Partner is looking to purchase the Partnership's limited partnership interest in Crossings II. The General Partner is going to post a surety bond to protect the Partnership from tax credit recapture. The anticipated closing date of this transaction is April of 2008.

The Partnership has two investments, consisting of 99% limited partnership interests in each of Broken Bow Apartments I, Limited Partnership ("Broken Bow") and Sidney Apartments I, Limited Partnership ("Sidney").

Due to operational difficulties and negative cash flows in 2000, foreclosure procedures were commenced by the lender of these two Local Limited Partnerships. As a result, the Partnerships , Broken Bow and Sidney, in addition to a WNC subsidiary executed a work-out agreement with the lender (the "Agreement"), which was effective December 14, 2001. Broken Bow was required to pay to the lender $165,000 as a partial settlement of the indebtedness due and owed by Broken Bow due to the fact that their loan was a construction loan. The Partnership advanced the aforementioned monies to Broken Bow and fully reserved the amount as of March 31, 2002. The balance of the indebtedness owed to the lender by Broken Bow was satisfied by the execution of two promissory notes. Simultaneously, the balance of the indebtedness owed to the lender by Sidney was also satisfied by the execution of two promissory notes. The Partnership and a WNC subsidiary had executed a guarantee for the payment of both notes of Broken Bow and Sidney. In addition, several other commitments were made. Broken Bow and Sidney had also executed a grant deed to the lender in the event that any of the entities defaulted under the terms and provisions of the notes. The deeds were held in escrow, and if Broken Bow or Sidney defaults on either note, the lender may, at its option, record the respective deed. In addition, the Partnership had under the promissory notes assigned the lender as additional collateral all of its residual value interests, as defined, in all of the Local Limited Partnerships. The Partnership and the Local Limited Partnerships were prohibited from selling, assigning, transferring or further encumbering the Housing Complexes retained by each Local Limited Partnership without the lenders acknowledgement.

On March 24, 2006 Broken Bow and Sidney had the promissory notes refinanced and as a result the Partnership and a WNC subsidiary were relieved of their obligations as guarantors for these two Local Limited Partnerships. The Partnership was also released of pledging additional collateral in the form of its residual value interests.

FINANCIAL CONDITION

FOR THE YEAR ENDED MARCH 31, 2007

The Partnership's assets at March 31, 2007 consisted primarily of $20,000 in cash, and aggregate investments in twenty-one Local Limited Partnerships of $970,000 (See "Method of Accounting for Investments in Local Limited Partnerships"). Liabilities at March 31, 2007 primarily consisted of $618,000 of accrued annual management fees and advances payable to the General Partner and/or its affiliates. (See "Future Contractual Cash Obligations" below)

FOR THE YEAR ENDED MARCH 31, 2006

The Partnership's assets at March 31, 2006 consisted primarily of $17,000 in cash, and aggregate investments in twenty-two Local Limited Partnerships of $1,750,000 (See "Method of Accounting for Investments in Local Limited Partnerships"). Liabilities at March 31, 2006 primarily consisted of $550,000 of accrued annual management fees and advances payable to the General Partner and/or its affiliates. (See "Future Contractual Cash Obligations" below)

FOR THE YEAR ENDED MARCH 31, 2005

The Partnership's assets at March 31, 2005 consisted primarily of $16,000 in cash aggregate investments in twenty-two Local Limited Partnerships of $2,558,000 (See "Method of Accounting for Investments in Local Limited Partnerships") and other assets of $1,000. Liabilities at March 31, 2005 primarily consisted of $ 476,000 of accrued annual management fees and advances payable to the General Partner and/or its affiliates. (See "Future Contractual Cash Obligations" below)

FOR THE YEAR ENDED MARCH 31, 2004

The Partnership's assets at March 31, 2004 consisted primarily of $9,000 in cash aggregate investments in twenty-two Local Limited Partnerships of $4,659,000 (See "Method of Accounting for Investments in Local Limited Partnerships") and other assets of $1,000. Liabilities at March 31, 2004 primarily consisted of $404,000 of accrued annual management fees and advances payable to the General Partner and/or its affiliates. (See "Future Contractual Cash Obligations" below)

RESULTS OF OPERATIONS

YEAR ENDED MARCH 31, 2007 COMPARED TO YEAR ENDED MARCH 31, 2006 The Partnership's net loss for the year ended March 31, 2007 was $(846,000), reflecting an decrease of $35,000 from the net loss experienced for the year ended March 31, 2006 of $(881,000). The decrease in net loss in due to a decrease in the equity in losses from Local Limited Partnership of $181,000 due to the fact that as of March 31, 2007 the Partnership had remaining investment balances in only two Local Limited Partnership's compared to six remaining investment balances as of March 31, 2006. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. The decrease in the equity in losses from Local Limited Partnership is off set by an increase in loss from operations of $(146,000). The change in loss from operations is due to a $(175,000) increase in impairment loss. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the fund and the current estimated residual value of the investments compared to the current carrying value of each of the investments. There was a decrease of $25,000 in bad debt expense to $15,000 for the year ended March 31, 2007 from $40,000 for the year ended March 31, 2006. This was due to the Partnership advancing $40,000 to a Local Limited Partnership during the year ended March 31, 2006 and fully reserving the advance compared to only $15,000 having to be advanced and reserved in full for the year ended March 31, 2007. The accounting and legal expense increased by $17,000 for the year ended March 31, 2007 compared to the year ended March 31, 2006, due to a timing issue of the accounting work being performed. Due to a majority of the accounting work being performed during the year ended March 31, 2008, the Partnership expects a large increase for the year ended March 31, 2008. The other expenses decreased by $3,000 while amortization decreased by $9,000. The decrease in amortization is due to the fact that when a Local Limited Partnership's investment balance reaches zero the acquisition costs and fees associated with that investment are expensed. Distribution income increased by $9,000 for the year ended March 31, 2007 compared to the year ended March 31, 2006 which was offset by the reporting fees decreasing by $(1,000) for the year ended March 31, 2007. Distribution and reporting fee income fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

YEAR ENDED MARCH 31, 2006 COMPARED TO YEAR ENDED MARCH 31, 2005 The Partnerships net loss for the year ended March 31, 2006 was $(881,000), reflecting a decrease of $1,285,000 from the net loss experienced for the year ended March 31, 2005 of $(2,166,000). That decrease was largely due to a decrease in loss from operations of $1,280,000. The change in loss from operations was primarily due to a $1,285,000 decrease in impairment loss. The impairment loss can vary each year depending on the annual decrease in tax credits allocated to the fund and the current estimated residual value of the investments compared to the current carrying value of each of the investments. There was an increase of $(29,000) in bad debt expense to $40,000 for the year ended March 31, 2006 from $11,000 for the year ended March 31, 2005. This was due to the Partnership advancing $40,000 to a Local Limited Partnership during the year ended March 31, 2006 and fully reserving the advance compared to only $11,000 having to be advanced and reserved for in full for the year ended March 31, 2005. The accounting and legal expense decreased by $18,000 for the year ended March 31, 2006 compared to the year ended March 31, 2005, due to a timing issue of the accounting work being performed. The other expenses increased by $(2,000) and amortization expense decreased by $3,000. The reporting fee income increased by $1,000 for the year ended March 31, 2006 due to the fact that Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. Distribution income also increased by $3,000 for the year ended March 31, 2006 compared to the year ended March 31, 2005. Additionally, equity in losses of Local Limited Partnerships decreased by $6,000 due to the fact that as of March 31, 2006 the Partnership had remaining investment balances in only six Local Limited Partnership's compared to nine remaining investment balances as of March 31, 2005. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized.

YEAR ENDED MARCH 31, 2005 COMPARED TO YEAR ENDED MARCH 31, 2004 The Partnerships net loss for the year ended March 31, 2005 was $(2,166,000), reflecting an increase of $(674,000) from the net loss experienced for the year ended March 31, 2004 of $(1,492,000). That increase was primarily due to an increase in loss from operations of $(650,000). The change in loss from operations was due to a $(644,000) increase in impairment loss. The impairment loss can vary each year depending on the annual decrease in tax credits allocated to the fund and the current estimated residual value of the investments compared to the current carrying value of each of the investments. The bad debt expense increased by $(11,000) to $(11,000) for the year ended March 31, 2005 from $0 for the year ended March 31, 2004. This was due to the Partnership advancing $11,000 to a Local Limited Partnership during the year ended March 31, 2005 and fully reserving the advance compared to no advances having to be made during the year ended March 31, 2004. The accounting and legal expense increased by $(1,000) for the year ended March 31, 2005 compared to the year ended March 31, 2004. Additionally, amortization decreased by $6,000 due to the fact that when a Local Limited Partnership's investment balance reaches zero the acquisition costs and fees associated with that investment are expensed. Reporting fees also decreased by $(6,000). In addition to the increase in loss from operations, equity in losses of Local Limited Partnership increased by $(24,000) for the year ended March 31, 2005. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships.

YEAR ENDED MARCH 31, 2004 COMPARED TO YEAR ENDED MARCH 31, 2003 The Partnerships net loss for the year ended March 31, 2004 was $(1,492,000), reflecting an increase of $(854,000) from the net loss experienced for the year ended March 31, 2003 of $(638,000). That decrease was primarily due to an increase in loss from operations of $(910,000). The change in loss from operations is primarily due to a $(917,000) increase in impairment loss. The Partnership changed the way it evaluated impairment during the year ended March 31, 2004, by comparing tax credits allocated to the fund and the current estimated residual value of the investments compared to the current carrying value of each of the investments. There was a decrease of $3,000 in bad debt expense from $3,000 for the year ended March 31, 2003 to $0 for the year ended March 31, 2004. The accounting and legal expense increased by $(2,000) for the year ended March 31, 2004 compared to the year ended March 31, 2003, due to a timing issue of the accounting work being performed. Other expenses increased by $(3,000) and reporting fees increased by $7,000 for the year ended March 31, 2004 due to the fact that Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. Distribution income also increased by $1,000 for the year ended March 31, 2004. The increase in loss from operations was offset by a decrease in the equity in losses of Local Limited Partnerships of $56,000 the equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships.

YEAR ENDED MARCH 31, 2003 COMPARED TO YEAR ENDED MARCH 31, 2002. The Partnerships net loss for the year ended March 31, 2003 was $(638,000), reflecting a decrease of $331,000 from the net loss experienced for the year ended March 31, 2002 of $(969,000). The decrease in net loss is due to a decrease in the equity in losses of Local Limited Partnerships of $188,000 along with a decrease in loss from operations of $145,000. The decrease in loss from operations was primarily due to a $162,000 decrease in bad debt expense offset by an increase of $(17,000) in accounting and legal fees and a decrease of $2,000 in other expenses. The remaining decrease was due to a decrease of $(2,000) in reporting fees and a decrease of $2,000 in interest income.

LIQUIDITY AND CAPITAL RESOURCES

YEAR ENDED MARCH 31, 2007 COMPARED TO YEAR ENDED MARCH 31, 2006. The net cash provided during the year ended March 31, 2007 was $3,000 compared to net cash provided of $1,000 for the year ended March 31, 2006. The net change of $2,000 was due to net cash being provided by (used in) operating activities increasing from $3,000 for the year ended March 31, 2007 compared to $(11,000) for the year ended March 31, 2006. This was offset by the decrease in net cash provided by investing activities of $12,000 for the year ended March 31, 2006 compared to $0 for the year ended March 31, 2007. For the year ended March 31, 2007 the Partnership paid the General Partner and affiliates approximately $69,000 for asset management fees and reimbursement for expenses paid on behalf of the Partnership compared to $74,000 paid for the year ended March 31, 2006, which is a $5,000 decrease in cash used.

YEAR ENDED MARCH 31, 2006 COMPARED TO YEAR ENDED MARCH 31, 2005. The net increase in cash during the year ended March 31, 2006 was $1,000 compared to a net increase in cash for the year ended March 31, 2005 of $7,000. The net change of $(6,000) was primarily due to net cash used in operating activities increasing from $(5,000) for the year ended March 31, 2005 to $(11,000) for the year ended March 31, 2006. For the year ended March 31, 2006 the Partnership paid the General Partner and affiliates approximately $74,000 for asset management fees and reimbursement for expenses paid on behalf of the Partnership compared to $72,000 paid for the year ended March 31, 2005, which is a $(2,000) increase in cash used.

YEAR ENDED MARCH 31, 2005 COMPARED TO YEAR ENDED MARCH 31, 2004. The net increase in cash during the year ended March 31, 2005 was $7,000 compared to a net decrease in cash for the year ended March 31, 2004 of $(7,000). The net change of $14,000 was primarily due to net cash being used in operating activities decreasing from $(20,000) for the year ended March 31, 2005 to $(20,000) for the year ended March 31, 2004. For the year ended March 31, 2005 the Partnership paid the General Partner and affiliates approximately $72,000 for asset management fees and reimbursement for expenses paid on behalf of the Partnership compared to $45,000 paid for the year ended March 31, 2004, which is a $27,000 decrease in cash used.

YEAR ENDED MARCH 31, 2004 COMPARED TO YEAR ENDED MARCH 31, 2003. The net decrease in cash during the year ended March 31, 2004 was $(7,000) compared to a net decrease in cash for the year ended March 31, 2003 of $(16,000). This decrease of $9,000 was due to a decrease in cash used in operating activities of $9,000. For the year ended March 31, 2004 the Partnership paid the General Partner and affiliates approximately $45,000 for asset management fees and reimbursement for expenses paid on behalf of the Partnership compared to $43,000 paid for the year ended March 31, 2003, resulting in a net difference of $2,000 more cash used during March 31, 2004. The accrued fees and expenses due to General Partner and affiliate also increased by $45,000 for the year ended March 31, 2004,

YEAR ENDED MARCH 31, 2003 COMPARED TO YEAR ENDED MARCH 31, 2002. The net decrease in cash during the year ended March 31, 2003 was $(16,000), compared to a net decrease in cash for the year ended March 31, 2002 of $(52,000). This change of $36,000 was due to a decrease in cash used in operating activities of $23,000. For the year ended March 31, 2003 the Partnership paid the General Partner and affiliates approximately $43,000 for asset management fees and reimbursement for expenses paid on behalf of the Partnership compared to $209,000 paid for the year ended March 31, 2002, resulting in a net difference of $166,000 more cash used during March 31, 2003. The accrued fees and expenses due to General Partner and affiliate also increased by $43,000 for the year ended March 31, 2003.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through March 31, 2009.

FUTURE CONTRACTUAL CASH OBLIGATIONS

The following table summarizes the Partnership's future contractual cash obligations as of March 31, 2007:

                                   2008         2009         2010         2011         2012      THEREAFTER      TOTAL
                                 ----------   ----------   ----------   ----------   ----------   ----------   -----------
Asset management fees(1)        $  410,284   $   42,000   $   42,000   $   42,000   $   42,000   $1,596,000   $ 2,174,284
Capital Contributions
  payable to Local Limited
  Partnerships                           -            -            -            -            -            -             -
                                ----------   ----------    ----------   ----------   ----------   ----------   -----------
Total contractual cash
  obligations                   $  410,284   $   42,000   $   42,000   $   42,000   $   42,000   $1,596,000   $ 2,174,284
                                ==========   ==========    ==========   ==========   ==========   ==========   ===========

(1) Asset management fees are payable annually until termination of the Partnership, which is to occur no later than 2050. The estimate of the fees payable included herein assumes the retention of the Partnership's interest in all Housing Complexes until 2050. Amounts due to the General Partner as of March 31, 2007 have been included in the 2008 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

For additional information regarding our asset management fees, see Notes 2 and 3 to the financial statements included elsewhere herein.

OFF-BALANCE SHEET ARRANGEMENTS

The Partnership has no off-balance sheet arrangements.

EXIT STRATEGY

See Item 1 for information in this regard.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOVE MARKET RISK

NOT APPLICABLE

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners
WNC Housing Tax Credit Fund IV, L.P., Series 2

     We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund IV, L.P., Series 2 (a California Limited Partnership) (the Partnership) as of March 31, 2007, 2006, 2005 and 2004, and the related statements of operations, partners' equity (deficit) and cash flows for each of the years in the four-year period then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund IV, L.P., Series 2 (a California Limited Partnership) as of March 31, 2007, 2006, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the four-year period then ended in conformity with accounting principles generally accepted in the United States of America.

     Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed under Item 15(a)(2) in the index related to the years above are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.




/s/ Reznick Group, P.C.
-----------------------

Bethesda, Maryland
March 17, 2008

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Partners
WNC Housing Tax Credit Fund IV, L.P., Series 2
Irvine, California



We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund IV, L.P., Series 2 (a California Limited Partnership) (the "Partnership") as of March 31, 2003, and the related statements of operations, partners' equity (deficit) and cash flows for the years ended March 31, 2003 and 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 1 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investments in limited partnerships audited by other auditors represented 85% of the total assets of the Partnership at March 31, 2003, and 76% and 76% of the Partnership's equity in losses of limited partnerships for the years ended March 31, 2003 and 2002, respectively. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund IV, L.P., Series 2 (a California Limited Partnership) as of March 31, 2003, and the results of its operations and its cash flows for each of the years ended March 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The Partnership currently has insufficient working capital to fund its operations. WNC and Associates, Inc., the general partner of the General Partner of the Partnership, has agreed to provide advances sufficient enough to fund the operations and working capital requirements of the Partnership through March 31, 2004.





/s/  BDO Seidman, LLP
---------------------


Costa Mesa, California

June 3, 2003


                                         WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                                               (A CALIFORNIA LIMITED PARTNERSHIP)

                                                         BALANCE SHEETS


                                                                                     MARCH 31,
                                                      ------------------------------------------------------------------------

                                                          2007           2006           2005           2004           2003
                                                      ------------   ------------   ------------   ------------   ------------
ASSETS

Cash                                                  $     20,085   $     16,967   $     15,735   $      8,710   $     16,162
Investments in Local Limited Partnerships,
  net (Notes 2 and 3)                                      970,319      1,750,403      2,557,672      4,658,703      6,098,332
Other assets                                                     -              -            998            998            998
                                                      ------------   ------------   ------------   ------------   ------------

    Total Assets                                      $    990,404   $  1,767,370   $  2,574,405   $  4,668,411   $  6,115,492
                                                      ============   ============   ============   ============   ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
  Accrued fees and advances due to General
    Partner and affiliate (Note 3)                    $    618,403   $    549,571   $    475,883   $    403,826   $    359,174
                                                      ------------   ------------   ------------   ------------   ------------

     Total Liabilities                                     618,403        549,571        475,883        403,826        359,174
                                                      ------------   ------------   ------------   ------------   ------------

Partners' equity (deficit)
  General Partner                                         (148,592)      (140,134)      (131,327)      (109,666)       (94,749)
  Limited Partners (20,000 Partnership
    Units authorized; 15,600 Partnership
    Units issued and outstanding)                          520,593      1,357,933      2,229,849      4,374,251      5,851,067
                                                      ------------   ------------   ------------   ------------   ------------

    Total Partners' Equity                                 372,001      1,217,799      2,098,522      4,264,585      5,756,318
                                                      ------------   ------------   ------------   ------------   ------------

    Total Liabilities and Partners' Equity            $    990,404   $  1,767,370   $  2,574,405   $  4,668,411   $  6,115,492
                                                      ============   ============   ============   ============   ============


                                         See accompanying notes to financial statements


                                         WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                                               (A CALIFORNIA LIMITED PARTNERSHIP)

                                                    STATEMENTS OF OPERATIONS



                                                                       FOR THE YEARS ENDED MARCH 31,
                                          ---------------------------------------------------------------------------------------

                                              2007           2006           2005           2004           2003            2002
                                          ------------   ------------   ------------   ------------   ------------   ------------

Reporting fees                            $      6,000   $      6,892    $     5,900   $     11,334   $      4,000   $      5,800
Distribution Income                             12,250          3,231              -            490              -              -
Miscellaneous Income                                 -              -              -             20              -              -
                                          ------------   ------------   ------------   ------------   ------------   ------------

    Total income                                18,250         10,123          5,900         11,844          4,000          5,800
                                          ------------   ------------   ------------   ------------   ------------   ------------

Operating expenses:
  Amortization (Notes 2 and 3)                  19,702         28,745         31,535         37,688         37,688         37,932
  Asset management fees (Note 3)                44,000         44,000         44,000         44,000         44,000         44,000
  Impairment (Note 2)                          450,003        275,383      1,560,537        916,713              -              -
  Accounting and legal fees                     19,548          2,870         21,025         20,215         18,796          1,527
  Write-off of bad debt (Note 2)                15,193         40,156         11,171              -          3,000        165,000
  Other                                          5,285          8,844          7,032         12,243          9,194         11,137
                                          ------------   ------------   ------------   ------------   ------------   ------------
    Total operating expenses                   553,731        399,998      1,675,300      1,030,859        112,678        259,596
                                          ------------   ------------   ------------   ------------   ------------   ------------

Loss  from operations                         (535,481)      (389,875)    (1,669,400)    (1,019,015)      (108,678)      (253,796)

Equity in losses of Local Limited
  Partnerships (Note 2)                       (310,379)      (490,890)      (496,709)      (472,828)      (529,118)      (716,788)

Interest income                                     62             42             46            110            384          2,083
                                          ------------   ------------   ------------   ------------   ------------   ------------

Net loss                                  $   (845,798)  $   (880,723)  $ (2,166,063)  $ (1,491,733)  $   (637,412)  $   (968,501)
                                          ============   ============   ============   ============   ============   ============

Net loss allocated to:
  General Partner                         $     (8,458)  $     (8,807)  $    (21,661)  $    (14,917)  $     (6,374)  $     (9,685)
                                          ============   ============   ============   ============   ============   ============
  Limited Partners                        $   (837,340)  $   (871,916)  $ (2,144,402)  $ (1,476,816)  $   (631,038)  $   (958,816)
                                          ============   ============   ============   ============   ============   ============

Net loss per Partnership Unit             $     (53.68)  $     (55.89)  $    (137.46)  $     (94.67)  $     (40.45)  $     (61.46)
                                          ============   ============   ============   ============   ============   ============

Outstanding weighted Partnership Units          15,600         15,600         15,600         15,600         15,600         15,600
                                          ============   ============   ============   ============   ============   ============


                                         See accompanying notes to financial statements


                                  WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                                        (A CALIFORNIA LIMITED PARTNERSHIP)

                                     STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                        FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004, 2003 AND 2002


                                                                GENERAL           LIMITED
                                                                PARTNER           PARTNERS             TOTAL
                                                            ---------------    --------------     ---------------

Partners' equity (deficit) at March 31, 2001                $       (78,690)   $    7,440,921     $     7,362,231

Net loss                                                             (9,685)         (958,816)           (968,501)
                                                            ---------------    --------------     ---------------

Partners' equity (deficit) at March 31, 2002                        (88,375)        6,482,105           6,393,730

Net loss                                                             (6,374)         (631,038)           (637,412)
                                                            ---------------    --------------     ---------------

Partners' equity (deficit) at March 31, 2003                        (94,749)        5,851,067           5,756,318

Net loss                                                            (14,917)       (1,476,816)         (1,491,733)
                                                            ---------------    --------------     ---------------

Partners' equity (deficit) at March 31, 2004                       (109,666)        4,374,251           4,264,585

Net loss                                                            (21,661)       (2,144,402)         (2,166,063)
                                                            ---------------    --------------     ---------------

Partners' equity (deficit) at March 31, 2005                       (131,327)        2,229,849           2,098,522

Net loss                                                             (8,807)         (871,916)           (880,723)
                                                            ---------------    --------------     ---------------
                                                                   (140,134)        1,357,933           1,217,799
Partners' equity (deficit) at March 31, 2006

Net loss                                                             (8,458)         (837,340)           (845,798)
                                                            ---------------    --------------     ---------------

Partners' equity (deficit) at March 31, 2007                $      (148,592)   $      520,593     $       372,001
                                                            ===============    ==============     ===============


                                  See accompanying notes to financial statements


                            WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                                  (A CALIFORNIA LIMITED PARTNERSHIP)

                                       STATEMENTS OF CASH FLOWS


                                                                     FOR THE YEARS ENDED
                                                                          MARCH 31,
                                                        --------------------------------------------

                                                            2007            2006            2005
                                                        ------------    ------------    ------------

Cash flows from operating activities:
  Net loss                                              $   (845,798)   $   (880,723)   $ (2,166,063)
  Adjustments to reconcile net loss to net cash
    provided by (used in)  operating activities:
    Amortization                                              19,702          28,745          31,535
    Impairment loss                                          450,003         275,383       1,560,537
    Equity in losses of Local Limited Partnerships           310,379         490,890         496,709
    Change in other assets                                         -             998               -
    Advances made to Local Limited Partnership's             (15,193)        (40,156)        (11,171)
    Write off of advances made to Local Limited
      Partnership's                                           15,193          40,156          11,171
    Change in accrued fees and expenses due to
      General Partner and affiliates                          68,832          73,688          72,057
                                                        ------------    ------------    ------------

Net cash provided by (used in) operating activities            3,118         (11,019)         (5,225)
                                                        ------------    ------------    ------------

Cash flows from investing activities:
  Distributions from Local Limited Partnerships                    -          12,251          12,250
                                                        ------------    ------------    ------------

Net cash provided by investing activities                          -          12,251          12,250
                                                        ------------    ------------    ------------

Net increase in cash                                           3,118           1,232           7,025

Cash, beginning of year                                       16,967          15,735           8,710
                                                        ------------    ------------    ------------

Cash, end of year                                       $     20,085    $     16,967    $     15,735
                                                        ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Taxes paid                                            $        800    $        800    $        800
                                                        ============    ============    ============


                            See accompanying notes to financial statements


                            WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                                  (A CALIFORNIA LIMITED PARTNERSHIP)

                                       STATEMENTS OF CASH FLOWS


                                                                     FOR THE YEARS ENDED
                                                                          MARCH 31,
                                                        --------------------------------------------

                                                            2004            2003            2002
                                                        ------------    ------------    ------------

Cash flows from operating activities:
  Net loss                                              $ (1,491,733)   $   (637,412)   $   (968,501)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Amortization                                              37,688          37,688          37,932
    Impairment loss                                          916,713               -               -
    Equity in losses of Local Limited Partnerships           472,828         529,118         716,788
    Change in other assets                                         -           3,000          (3,000)
    Change in accrued expenses                                     -         (4,000)         (44,569)
    Change in accrued fees and expenses due to
      General Partner and affiliates                          44,652          42,601         209,295
                                                        ------------    ------------    ------------

Net cash used in operating activities                        (19,852)        (29,005)        (52,055)
                                                        ------------    ------------    ------------

Cash flows from investing activities:
  Distributions from Local Limited Partnerships               12,400          12,825             250
                                                        ------------    ------------    ------------

Net cash provided by  investing activities                    12,400          12,825             250
                                                        ------------    ------------    ------------

Net decrease in cash                                          (7,452)        (16,180)        (51,805)

Cash, beginning of year                                       16,162          32,342          84,147
                                                        ------------    ------------    ------------

Cash, end of year                                       $      8,710    $     16,162    $     32,342
                                                        ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Taxes paid                                            $        800    $        800    $        800
                                                        ============    ============    ============


                            See accompanying notes to financial statements

                                                 43

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
       FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004, 2003 AND 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Organization

WNC Housing Tax Credit Fund IV, L.P., Series 2 (the "Partnership") is a California limited partnership formed under the laws of the State of California on September 27, 1993. The Partnership was formed to acquire limited partnership interests in other limited partnerships ("Local Limited Partnerships") which owns multi-family housing complexes ("Housing Complexes") that are eligible for Federal low income housing tax credits ("Low Income Housing Tax Credits"). The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex. Each Local Limited Partnership is governed by its agreement of limited partnership (the "Local Limited Partnership Agreement").

The general partner of the Partnership is WNC Tax Credit Partners IV, L.P. (the "General Partner"). The general partner of the General Partner is WNC & Associates, Inc. ("Associates"). The chairman and president of Associates own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through the General Partner, as the Partnership has no employees of its own.

The Partnership shall continue in full force and effect until December 31, 2050, unless terminated prior to that date, pursuant to the Partnership Agreement or law.

The financial statements include only activity relating to the business of the Partnership, and do not give effect to any assets that the partners may have outside of their interests in the Partnership, or to any obligations, including income taxes, of the partners.

The Partnership Agreement authorized the sale of 20,000 Units of limited partnership interest ("Partnership Units") at $1,000 per Partnership Unit. The offering of Partnership Units concluded in July 1995 at which time 15,600 Partnership Units representing subscriptions, net of discounts for volume purchases of more than 100 units, in the amount of $15,241,000 had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits. The investors (the "Limited Partners") will be allocated the remaining 99% of these items in proportion to their respective investments.

The proceeds from the disposition of any of the Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the partners of the Local Limited Partnership, including the Partnership, in accordance with the terms of the particular Local Limited Partnership Agreement. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions from the proceeds remaining after payment of Partnership obligations and funding reserves, equal to their capital contributions and their return on investment (as defined in the Partnership Agreement). The General Partners would then be entitled to receive proceeds equal to their capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

Risks and Uncertainties
-----------------------

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
       FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004, 2003 AND 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
-------------------------------------------------------------------------------

The Low Income Housing Tax Credits rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Tax Credits and the fractional recapture of Low Income Housing Tax Credits already taken. In most cases the annual amount of Low Income Housing Tax Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a price which would result in the Partnership realizing cash distributions or proceeds from the transaction. Accordingly, the Partnership may be unable to distribute any cash to its Limited Partners. Low Income Housing Tax Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Tax Credits and tax losses allocable to the Limited Partners could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

No trading market for the Partnership Units exists or is expected to develop. Limited Partners may be unable to sell their Partnership Units except at a discount and should consider their Partnership Units to be a long-term investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
       FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004, 2003 AND 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
-------------------------------------------------------------------------------

Exit Strategy
-------------

The IRS Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs are completing their compliance periods.

With that in mind, the General Partner is continuing its review of the Housing Complexes, with special emphasis on the more mature Housing Complexes such as any that have satisfied the IRS compliance requirements. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2007. As of March 31, 2007 none of the Housing Complexes had completed the 15 year compliance period.

During the year ended March, 31, 2007 the partnership sold the Housing Complex of one Local Limited Partnership, EW, a Wisconsin Limited Partnership ("EW") and the Local Limited Partnership was subsequently dissolved. EW had not completed its 15-year compliance period. The Partnership did not purchase a surety bond since the cost of the bond was equal to the amount of credits at risk for recapture. The Partnership retained a cash balance to cover any recapture. The Housing Complex was sold for the same amount as the outstanding mortgage owing. The net investment balance in this Local Limited Partnership was zero, since there was no distribution of cash there was no gain or loss for the Partnership. The disposition was due to this Local Limited Partnership experiencing operational and cash flow issues. As of March 31, 2007 the Partnership had advanced approximately $57,500 to this Local Limited Partnership which was not recovered and the advances were reserved.

Subsequent to year ended March 31, 2007 one additional Housing Complex had been selected for disposition (Crossing II Limited Dividend Housing Association LP ("Crossings II")) This Local Limited Partnership started to experience operational issues during the year ended March 31, 2005 and continues to have operation issues. The low occupancy was the primary reason for the properties cash flow issues. The Partnership received all of the Low Income Housing Tax Credits from Crossings II. The final credits were taken in 2007. The Local Limited Partnership's General Partner is looking to purchase the Partnership's limited partnership interest in Crossings II. The General Partner is going to post the surety bond to protect the Partnership from recapture. The anticipated closing date of this transaction is April of 2008.

Method of Accounting For Investments in Local Limited Partnerships
------------------------------------------------------------------

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
       FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004, 2003 AND 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
-------------------------------------------------------------------------------

Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years. (See Notes 2 and 3)

"Equity in losses of Local Limited Partnerships" for each year ended March 31 has been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnership. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are impaired (see Note 3). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships which are considered Variable Interest Entities under Financial Accounting Standards Board Interpretation No. 46-Revised, "Consolidation of Variable Interest Entities", because the Partnership is not considered the primary beneficiary. The Partnership's balance in Investments in Local Limited Partnerships, plus the risk of recapture of Low Income Housing Tax Credits previously recognized on such investments, represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantees against Low Income Housing Tax Credit recapture.

Distributions received from the Local Limited Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of March 31, 2007, nineteen investment accounts in Local Limited Partnerships had reached zero.

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. For all periods presented, the Partnership had no cash equivalents.

Reporting Comprehensive Income
------------------------------

The Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income established standards for the reporting and display of comprehensive income (loss)and its components in a full set of general-purpose financial statements. The Partnership had no items of other comprehensive income for all periods preented, as defined by SFAS 130.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
       FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004, 2003 AND 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
-------------------------------------------------------------------------------

Net Loss Per Partnership Unit
-----------------------------

Net loss per Partnership Unit is calculated pursuant to STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 128, EARNINGS PER SHARE. Net loss per Partnership Unit includes no dilution and is computed by dividing loss allocated to Limited Partners by the weighted average Partnership Units outstanding during the period. Calculation of diluted net loss per Partnership Unit is not required.

Income Taxes
------------

No provision for income taxes has been recorded in the financial statements as any liabilities and or benefits from income taxes flow to the partners of the Partnership and are their obligations and/or benefits. For income tax purposes, the Partnership reports on a calendar year basis.

Revenue Recognition
-------------------

The Partnership is entitled to receive reporting fees from the Local Limited Partnerships. The intent of the reporting fees is to offset (in part) administrative costs incurred by the Partnership in corresponding with the Local Limited Partnerships. Due to the uncertainty of the collection of these fees, the Partnership recognizes reporting fees as collections are made.

Reclassifications
-----------------

Certain reclassifications have been made to the 2003 and 2002 financial statements to be consistent with the 2007, 2006, 2005 and 2004 presentation.

Amortization
------------

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for the year ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002 was $19,702, $28,745, $31,535, $37,688, $37,688
and $37,932 respectively.

Impairment
----------

Effective from the year ended March 31, 2004, loss in value of an investment in a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment's carrying amount to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. For the years ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002 impairment expense related to investments in Local Limited Partnerships was $450,003, $275,383, $1,560,537, $916,713, $0,and $0,
respectively.

When the value of the Partnership's investment in a Local Limited Partnership has been reduced to zero, the respective net acquisition fees and costs component of investments in Local Limited Partnerships are impaired. For each of the years ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002 impairment expense related to acquisition fees and costs was $151,435, $176,997, $34,766, $26,849, $47,638, and $59,051, respectively.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
       FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004, 2003 AND 2002

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of March 31, 2006, 2005, 2004 and 2003, the Partnership had acquired Limited Partnership interests in twenty-two Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 892 apartment units. As the Housing Complex of one Local Limited Partnership, EW Limited Partnership, was sold during the year ended March 31, 2007. The Partnership had Limited Partnership interest in twenty-one Local Limited Partnership's each owning one Housing Complex consisting of an aggregate of 876 apartment units at March 31, 2007. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner is entitled to 96% to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership's Investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2007, 2006, 2005, 2004 and 2003 are approximately $(751,000), $(756,000), $(761,000), $442,000, and $720,000, respectively, greater than (less than) the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined condensed financial statements presented below. This difference is primarily due to acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account, impairment losses recorded in the Partnership's investment account and capital contributions payable to the Local Limited Partnerships which were netted against partner capital in the Local Limited Partnership's financial statements. The Partnership's Equity in losses of Local Limited Partnerships is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined condensed financial statements due to the estimated losses recorded by the Partnership for the three month period ended March 31.

A loss in value from a Local Limited Partnership other than a temporary decline would be recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. Accordingly, the Partnership recorded impairment losses of $450,003, $275,383, $1,560,537, $916,713, $0, and
$0, during the years ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002, respectively.

At March 31, 2007, 2006, 2005, 2004, 2003 and 2002 the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership's estimate of its share of losses for the years ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002, amounting to approximately $693,000, $545,000, $564,000, $656,000, $172,000 and $81,000 respectively, have not been recognized. As of March 31, 2007, the aggregate share of net losses not recognized by the Partnership amounted to $2,943,000.

The following is a summary of the equity method activity of the investments in the Local Limited Partnerships for the periods presented:

                                                                  FOR THE YEARS ENDED
                                                                       MARCH 31,
                                                    -----------------------------------------------

                                                         2007             2006            2005
                                                    -------------    -------------    -------------
Investments per balance sheet, beginning
   of period                                        $   1,750,403    $   2,557,672    $   4,658,703
Impairment loss                                          (450,003)        (275,383)      (1,560,537)
Equity in losses of Local Limited Partnerships           (310,379)        (490,890)        (496,709)
Amortization of paid acquisition fees and
   costs                                                  (19,702)         (28,745)         (31,535)
Distributions received from Local Limited
   Partnerships                                                 -          (12,251)         (12,250)
                                                    -------------    -------------    -------------

Investment per balance sheet, end of period         $     970,319    $   1,750,403    $   2,557,672
                                                    =============    =============    =============

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
       FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004, 2003 AND 2002


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------

                                                                  FOR THE YEARS ENDED
                                                                       MARCH 31,
                                                    -----------------------------------------------

                                                         2004             2003            2002
                                                    -------------    -------------    -------------
Investments per balance sheet, beginning
   of period                                        $   6,098,332    $   6,677,963    $   7,432,933
Impairment loss                                          (916,713)               -                -
Equity in losses of Local Limited Partnerships           (472,828)        (529,118)        (716,788)
Amortization of paid acquisition fees and
   costs                                                  (37,688)         (37,688)         (37,932)
Distributions received from Local Limited
   Partnerships                                           (12,400)         (12,825)            (250)
                                                    -------------    -------------    -------------

Investment per balance sheet, end of period         $   4,658,703    $   6,098,332    $   6,677,963
                                                    =============    =============    =============

                                                                              FOR THE YEARS
                                                                             ENDED MARCH 31,
                                                              -----------------------------------------------

                                                                  2007             2006             2005
                                                              -------------    -------------    -------------

Investments in Local Limited Partnerships, net                $     748,006    $   1,356,953    $   1,958,480
Acquisition fees and costs, net of accumulated
amortization of $1,005,740, $834,603 and $628,861                   222,313          393,450          599,192
                                                              -------------    -------------    -------------
Investments per balance sheet, end of period                  $     970,319    $   1,750,403    $   2,557,672
                                                              =============    =============    =============

                                                                              FOR THE YEARS
                                                                             ENDED MARCH 31,
                                                              -----------------------------------------------

                                                                  2004             2003             2002
                                                              -------------    -------------    -------------

Investments in Local Limited Partnerships, net                $   3,993,210    $   5,368,302    $   5,862,607
Acquisition fees and costs, net of accumulated
amortization of $562,560, $498,023 and $412,697                     665,493          730,030          815,356
                                                              -------------    -------------    -------------
Investments per balance sheet, end of period                  $   4,658,703    $   6,098,332    $   6,677,963
                                                              =============    =============    =============

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
       FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004, 2003 AND 2002


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------

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


                                             COMBINED CONDENSED BALANCE SHEETS

                                                    2006             2005          2004           2003            2002
                                                -------------   -------------  -------------  -------------  -------------
ASSETS
BUILDINGS AND IMPROVEMENT (NET OF ACCUMULATED
   DEPRECIATION FOR 2006, 2005, 2004, 2003
   AND 2002 OF $14,340,000 $13,479,000,
   $12,293,000,  $10,985,000, AND $9,656,000,
   RESPECTIVELY)                                $  25,428,000   $  26,902,000  $  27,879,000  $  29,062,000  $  30,546,000
LAND                                                1,664,000       1,712,000      1,712,000      1,712,000      1,712,000
DUE FROM AFFILIATES                                    74,000               -              -              -          4,000
OTHER ASSETS                                        2,655,000       2,467,000      2,557,000      2,607,000      2,730,000
                                                -------------   -------------  -------------  -------------  -------------
     TOTAL ASSETS                               $  29,821,000   $  31,081,000  $  32,148,000  $  33,381,000  $  34,992,000
                                                =============   =============  =============  =============  =============

LIABILITIES
MORTGAGE AND CONSTRUCTION LOANS PAYABLE         $  24,709,000   $  25,798,000  $  26,109,000  $  26,342,000  $  26,582,000
DUE TO AFFILIATES                                   1,185,000         677,000        577,000        472,000        962,000
OTHER LIABILITIES                                   1,283,000       1,115,000      1,042,000        975,000      1,223,000
                                                -------------   -------------  -------------  -------------  -------------

     TOTAL LIABILITIES                             27,177,000      27,590,000     27,728,000     27,789,000     28,767,000
                                                -------------   -------------  -------------  -------------  -------------
PARTNERS' CAPITAL
WNC HOUSING TAX CREDIT FUND IV, L.P.,               1,721,000       2,506,000      3,319,000      4,237,000      5,378,000
SERIES 2                                              923,000         985,000      1,101,000      1,355,000        847,000
OTHER PARTNERS                                  -------------   -------------  -------------  -------------  -------------
     TOTAL PARTNERS' EQUITY                         2,644,000       3,491,000      4,420,000      5,592,000      6,225,000
                                                -------------   -------------  -------------  -------------  -------------
      TOTAL LIABILITIES AND PARTNERS'
            EQUITY                              $  29,821,000  $   31,081,000 $   32,148,000 $   33,381,000 $   34,992,000
                                                =============  ============== ============== ============== ==============

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
       FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004, 2003 AND 2002


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------

                         COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                  2006           2005             2004
                                             -------------   -------------   -------------
REVENUES                                     $   4,689,000   $   4,443,000   $   4,274,000
                                             -------------   -------------   -------------

EXPENSES:
    OPERATING EXPENSES                           3,168,000       2,935,000       2,894,000
    INTEREST EXPENSE                             1,077,000       1,080,000       1,076,000
    DEPRECIATION AND AMORTIZATION                1,306,000       1,299,000       1,322,000
                                             -------------   -------------   -------------

      TOTAL EXPENSES                             5,551,000       5,314,000       5,292,000
                                             -------------   -------------   -------------

NET LOSS                                     $    (862,000)  $    (871,000)  $  (1,018,000)
                                             =============   =============   =============

NET LOSS ALLOCABLE TO THE PARTNERSHIP        $    (852,000)  $    (861,000)  $  (1,006,000)
                                             =============   =============   =============

NET LOSS RECORDED BY THE PARTNERSHIP         $    (310,000)  $    (491,000)  $    (497,000)
                                             =============   =============   =============

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
       FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004, 2003 AND 2002


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------

                                                 2003            2002            2001
                                             -------------   -------------   -------------

REVENUES                                     $   4,412,000   $   4,322,000   $   4,121,000
                                             -------------   -------------   -------------

EXPENSES:
    OPERATING EXPENSES                           3,142,000       2,634,000       2,559,000
    INTEREST EXPENSE                             1,111,000       1,151,000       1,100,000
    DEPRECIATION AND AMORTIZATION                1,340,000       1,337,000       1,347,000
                                             -------------   -------------   -------------

      TOTAL EXPENSES                             5,593,000       5,122,000       5,006,000
                                             -------------   -------------   -------------

NET LOSS                                     $  (1,181,000)  $    (800,000)  $    (885,000)
                                             =============   =============   =============

NET LOSS ALLOCABLE TO THE PARTNERSHIP,
   BEFORE EQUITY IN LOSSES OF COTTON MILL    $  (1,168,000)  $    (789,000)  $    (874,000)
                                             =============   =============   =============

NET LOSS RECORDED BY THE PARTNERSHIP         $    (473,000)  $    (529,000)  $    (717,000)
                                             =============   =============   =============

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

Through March 31, 2007, the Partnership advanced cash in the amount of $57,522 to one of the Local Limited Partnerships, EW a Wisconsin Limited Partnership, ("EW") in which it has a Limited Partnership interest. Of the $57,522 of advances, $7,193, $39,158, $11,171 $0 and $0 was written off during the years ended March 31, 2007, 2006 2005, 2004 and 2003, respectively. Advances were made to augment the EW's cash flows which were not sufficient to keep the mortgage payments of the property current. Such advances have been expensed in full in the accompanying financial statements. Due to operations not improving, during the fiscal year end March 31, 2007, the Partnership sold its interest in this Local Limited Partnership. During the year ended March 31, 2007 the Partnership advanced two other Local Limited Partnerships $8,000 which was determined to be uncollectible and as such the full amount was reserved.

Troubled Housing Complexes
--------------------------

One Local Limited Partnership, Crossing II Limited Dividend Housing Association LP ("Crossings II") started to experience operational issues during the year ended March 31, 2005. As interest rates were falling, this particular market saw an increasing number of people purchasing first time homes, thereby, causing high vacancy rates. This particular area of Michigan is experiencing an overall low occupancy issue. The low occupancy was the primary reason for the properties' cash flow issues. The Local General Partner continues to make advances to the property to help fund its operations. The Partnership received all the Low Income Housing Tax Credits from Crossings II. The final credits were taken in 2007. The Local Limited Partnership's General Partner is looking to purchase the Partnership's limited partnership interest in Crossings II. The General Partner is going to post a surety bond to protect the Partnership from tax credit recapture. The anticipated closing date of this transaction is April of 2008.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
       FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004, 2003 AND 2002


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------

The Partnership has two investments, consisting of 99% limited partnership interests in each of Broken Bow Apartments I, Limited Partnership ("Broken Bow") and Sidney Apartments I, Limited Partnership ("Sidney").

Due to operational difficulties and negative cash flows in 2000, foreclosure procedures were commenced by the lender of these two Local Limited Partnerships. As a result, the Partnerships , Broken Bow and Sidney, in addition to a WNC subsidiary executed a work-out agreement with the lender (the "Agreement"), which was effective December 14, 2001. Broken Bow was required to pay to the lender $165,000 as a partial settlement of the indebtedness due and owed by Broken Bow due to the fact that their loan was a construction loan. The Partnership advanced the aforementioned monies to Broken Bow and fully reserved the amount as of March 31, 2002. The balance of the indebtedness owed to the lender by Broken Bow was satisfied by the execution of two promissory notes. Simultaneously, the balance of the indebtedness owed to the lender by Sidney was also satisfied by the execution of two promissory notes. The Partnership and a WNC subsidiary had executed a guarantee for the payment of both notes of Broken Bow and Sidney. In addition, several other commitments were made. Broken Bow and Sidney had also executed a grant deed to the lender in the event that any of the entities defaulted under the terms and provisions of the notes. The deeds were held in escrow, and if Broken Bow or Sidney defaults on either note, the lender may, at its option, record the respective deed. In addition, the Partnership had under the promissory notes assigned the lender as additional collateral all of its residual value interests, as defined, in all of the Local Limited Partnerships. The Partnership and the Local Limited Partnerships were prohibited from selling, assigning, transferring or further encumbering the Housing Complexes retained by each Local Limited Partnership without the lenders acknowledgement.

On March 24, 2006 Broken Bow and Sidney had the promissory notes refinanced and as a result the Partnership and a WNC subsidiary were relieved of their obligations as guarantors for these two Local Limited Partnerships. The Partnership was also released of pledging additional collateral in the form of its residual value interests.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
       FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004, 2003 AND 2002


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

      Acquisition fees of up to 8% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of all periods presented, the Partnership incurred acquisition fees of $1,058,950. Accumulated amortization was $836,637, $665,500, $543,429, $491,674, and
      $435,590 as of March 31, 2007, 2006, 2005, 2004 and 2003, respectively.

      Reimbursement of costs incurred by the General Partner or by an affiliate of Associates in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.2% of the gross proceeds. As of all periods presented, the Partnership had incurred acquisition costs of $169,103 which have been included in Investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $169,103, $169,103, $85,432, $70,886, and $62,443 as of March
      31, 2007, 2006, 2005, 2004 and 2003, respectively.

      An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages, for the life of the Partnership. Management fees of $44,000 were incurred during each of the years ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002, of which $0, $0, $0, $0, $1,875, and $0 were paid for the years ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002, respectively.

      The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were approximately $0, $0, $0, $31,786, $29,914, and $38,642 during the years ended March 31, 2007, 2006, 2005, 2004, 2003 and
      2002, respectively.

      A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2003 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all periods presented.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

                                                                                         MARCH 31,
                                                          ------------------------------------------------------------------------

                                                              2007           2006           2005           2004           2003
                                                          ------------   ------------   ------------   ------------   ------------
Asset management fee payable                              $    368,284   $    324,284   $    280,284   $    236,284   $    192,284
Expenses paid by the General Partner or an affiliate
   on behalf of the Partnership                                250,119        225,287        195,599        167,542        166,890
                                                          ------------   ------------   ------------   ------------   ------------

     Total                                                $    618,403   $    549,571   $    475,883   $    403,826   $    359,174
                                                          ============   ============   ============   ============   ============

The Partnership currently has insufficent working capital to fund its operations. WNC and Associates, Inc., the general partner of the General Partner of the Partnership, has agreed to provide advances sufficient enough to fund the operations and working capital requirements of the Partnership through March 31, 2009.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
       FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004, 2003 AND 2002


NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the years ended March 31:

                                          JUNE 30       SEPTEMBER 30      DECEMBER 31       MARCH 31
                                      --------------   --------------   --------------   --------------
               2007
               ----
Income                                $            -   $        6,000   $        2,000   $       10,000

Operating expenses                          (468,000)         (45,000)         (24,000)         (17,000)

Loss from operations                        (468,000)         (39,000)         (22,000)          (7,000)

Equity in losses of Local Limited
   Partnerships                              (52,000)         (54,000)         (41,000)        (163,000)

Interest income                                    -                -                -                -

Net loss                                    (520,000)         (93,000)         (63,000)        (170,000)

Net loss available to Limited
   Partners                                 (515,000)         (92,000)         (62,000)        (168,000)

Net loss per Partnership Unit                    (33)              (6)              (4)             (11)


               2006                        JUNE 30       SEPTEMBER 30      DECEMBER 31       MARCH 31
               ----                     ------------   --------------   --------------   --------------

Income                                $            -   $        9,000   $        1,000   $            -

Operating expenses                          (309,000)         (24,000)         (27,000)         (40,000)

Loss from operations                        (309,000)         (15,000)         (26,000)         (40,000)

Equity in losses of Local Limited
   Partnerships                             (103,000)         (83,000)         (94,000)        (211,000)

Interest income                                    -                -                -                -

Net loss                                    (412,000)         (98,000)        (120,000)        (251,000)

Net loss available to Limited
   Partners                                 (408,000)         (97,000)        (119,000)        (248,000)

Net loss per Partnership Unit                    (26)              (6)              (8)             (16)


                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
       FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004, 2003 AND 2002


NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), CONTINUED
---------------------------------------------------------------

                                          JUNE 30       SEPTEMBER 30      DECEMBER 31       MARCH 31
                                      --------------   --------------   --------------   --------------
               2005
               ----

Income                                $        2,000    $           -   $        1,000   $        3,000

Operating expenses                        (1,587,000)         (26,000)         (27,000)         (35,000)

Loss from operations                      (1,585,000)         (26,000)         (26,000)         (32,000)

Equity in losses of Local Limited
   Partnerships                             (120,000)        (120,000)        (125,000)        (132,000)

Interest income                                    -                -                -                -

Net loss                                  (1,705,000)        (146,000)        (151,000)        (164,000)

Net loss available to Limited
   Partners                               (1,688,000)        (144,000)        (149,000)        (163,000)

Net loss per Partnership Unit                   (108)              (9)             (10)             (10)


               2004                       JUNE 30       SEPTEMBER 30      DECEMBER 31       MARCH 31
               ----                    --------------   --------------   --------------   --------------

Income                                $        3,000   $            -   $            -   $        9,000

Operating expenses                           (32,000)         (37,000)         (23,000)        (939,000)

Loss from operations                         (29,000)         (37,000)         (23,000)        (930,000)

Equity in losses of Local Limited
   Partnerships                             (120,000)        (120,000)        (120,000)        (113,000)

Interest income                                    -                -                -                -

Net loss                                    (149,000)        (157,000)        (143,000)      (1,034,000)

Net loss available to Limited
   Partners                                 (147,000)        (155,000)        (141,000)      (1,034,000)

Net loss per Partnership Unit                     (9)             (10)              (9)             (66)



                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
       FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004, 2003 AND 2002


NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), CONTINUED
---------------------------------------------------------------

                                          JUNE 30       SEPTEMBER 30      DECEMBER 31       MARCH 31
                                      --------------   --------------   --------------   --------------
               2003
               ----

Income                                $            -   $            -   $            -   $        4,000

Operating expenses                           (28,000)         (34,000)         (24,000)         (26,000)

Equity in losses of Local Limited
   Partnerships                             (138,000)        (134,000)        (133,000)        (124,000)

Net loss                                    (166,000)        (168,000)        (157,000)        (146,000)

Net loss available to Limited
   Partners                                 (165,000)        (166,000)        (155,000)        (145,000)

Net loss per Partnership Unit                    (11)             (11)             (10)              (8)


               2002                       JUNE 30       SEPTEMBER 30      DECEMBER 31       MARCH 31
               ----                   --------------   --------------   --------------   --------------

Income                                $            -   $        1,000   $            -   $        6,000

Operating expenses                           (26,000)         (28,000)        (190,000)         (16,000)

Equity in losses of Local Limited
   Partnerships                             (168,000)        (200,000)        (138,000)        (211,000)

Net loss                                    (194,000)        (227,000)        (328,000)        (219,000)

Net loss available to Limited
   Partners                                 (192,000)        (225,000)        (325,000)        (217,000)

Net loss per Partnership Unit                    (12)             (14)             (21)             (14)

NOTE 5 - SUBSEQUENT EVENT
-------------------------

Subsequent to year ended March 31, 2007 one additional Housing Complex had been selected for disposition (Crossing II Limited Dividend Housing Association LP ("Crossings II")) This Local Limited Partnership started to experience operational issues during the year ended March 31, 2005 and continues to have operation issues. The low occupancy was the primary reason for the properties cash flow issues. The Partnership received all of the Low Income Housing Tax Credits from Crossings II. The final credits were taken in 2007. The Local Limited Partnership's General Partner is looking to purchase the Partnership's limited partnership interest in Crossings II. The General Partner is going to post the surety bond to protect the Partnership from recapture. The anticipated closing date of this transaction is April of 2008.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A. CONTROLS AND PROCEDURES

(a) As of March 31 of each of the years 2007, 2006, 2005 and 2004, the Partnership's General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates, carried out an evaluation of the effectiveness of the Fund's "disclosure controls and procedures" as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of each period covered by this report, the Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.

(b) There were no changes in the Partnership's internal control over financial reporting that occurred during the periods ended March 31, 2007, 2006, 2005, or 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

NONE

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)   Identification of Directors, (b) Identification of Executive Officers, (c)
      --------------------------------------------------------------------------
      Identification of Certain Significant Employees, (d) Family Relationships,
      --------------------------------------------------------------------------
      and (e) Business Experience
      ---------------------------

Neither the General Partner nor the Partnership has directors, executives officers or employees of its own. The business of the Partnership is conducted primarily through Associates. Associates is a California corporation which was organized in 1971. The following biographical information is presented for the officers and employees of Associates with principal responsibility for the Partnership's affairs.

Wilfred N. Cooper, Sr.        Chairman
Wilfred N. Cooper, Jr.        President and Chief Executive Officer
David N. Shafer, Esq.         Executive Vice President
Michael J. Gaber              Executive Vice President
Sylvester P. Garban           Senior Vice President - Institutional Investments
Thomas J. Riha, CPA           Senior Vice President - Chief Financial Officer
Thomas J. Hollingsworth       Vice President - Asset Management
Gregory S. Hand               Vice President - Acquisitions
Melanie R. Wenk               Vice President - Portfolio Management & Accounting

In addition to Wilfred N. Cooper, Sr., the directors of Associates are Wilfred
N. Cooper, Jr., Kay L. Cooper, and Jennifer Cooper. The principal shareholders of Associates are trusts established by the Coopers.

Wilfred N. Cooper, Sr., age 77, is the founder and Chairman of the Board of Directors of Associates, a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by Associates. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of Associates, and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry. Mr. Cooper is a Life Director of the National Association of Home Builders, a National Trustee for NAHB's Political Action Committee, and a past Chairman of NAHB's Multifamily Council. He is a Life Trustee of the National Housing Conference, and a founder and Director of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 44, is President, Chief Executive Officer, Secretary, a Director and a member of the Acquisition Committee of Associates. He is President and a Director of, and a registered principal with, WNC Capital Corporation. He has been involved in real estate investment and acquisition activities since 1988 when he joined Associates. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper serves on the Board of Trustees of the National Housing Conference, and is a member of the Editorial Advisory Board of LIHTC Monthly Report, a Steering Member of the Housing Credit Group of the National Association of Home Builders, a member of the Tax Policy Council for the National Trust for Historic Preservation, a member of the Advisory Board of the New York State Association for Affordable Housing, a member of the Urban Land Institute, a member of the Orange County Advisory Board of US Bank, and a member of Vistage International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 55, is an Executive Vice President, a member of the Acquisition Committee of, and oversees the New Markets Tax Credit operations of, Associates, and is responsible for the business development activities of WNC Community Preservation Partners. Mr. Shafer has been active in the real estate industry since 1984. Before joining Associates in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Michael J. Gaber, age 41, is an Executive Vice President, oversees the Originations, and the Acquisitions Departments, and is a member of the Acquisition Committee of Associates. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with Associates since 1997. Prior to joining Associates, he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with H.F. Ahmanson & Company, parent of Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

Sylvester P. Garban, age 61, is Senior Vice President - Institutional Investments of Associates and a registered principal with WNC Capital Corporation. Mr. Garban has been involved in domestic and multinational institutional real estate investment activities since 1978. Before joining Associates in 1989, he served as Executive Vice President with MRW, Inc., a commercial real estate development and management firm. He was previously involved in operations management with The Taubman Company, an international regional mall developer. Mr. Garban is a member of the National Association of Affordable Housing Lenders and the Financial Planning Association. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

Thomas J. Riha, age 52, is Senior Vice President - Chief Financial Officer and a member of the Acquisition Committee of Associates. He has been involved in real estate acquisition and investment activities since 1979. Before joining Associates in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. He is a founding member of the Housing Credit Certified Professional Board of Governors, a national professional certification program administered by the NAHB and the National Affordable Housing Management Association. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree cum laude in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Thomas J. Hollingsworth, age 56, is Vice President - Asset Management of Associates and oversees WNC's asset management group. Mr. Hollingsworth has been involved in real estate acquisitions, operations and syndication of multifamily properties for over 25 years. Prior to joining WNC in 2005, he was the senior workout specialist at Key Corporation Housing Management, Inc., a division of Key Bank. He has also been responsible for structuring several tax sheltered multifamily acquisitions during his career. Mr. Hollingsworth graduated from the University of Utah in 1973 with a Bachelor of Science degree (cum laude) in Business Administration.

Gregory S. Hand, age 44, is Vice President - Acquisitions of, and oversees the property underwriting activities of, Associates. Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to joining WNC in 1998, he was a portfolio asset manager with a national Tax Credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Melanie R. Wenk, age 39, is Vice President - Portfolio Management & Accounting of Associates. She is responsible for overseeing institutional and retail fund portfolio management, including partnership accounting, SEC reporting, quarterly and annual investor reporting, monitoring investment returns for all stabilized WNC institutional funds, and corporate accounting. Prior to joining WNC in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona, in 1999 with a Bachelor of Science degree in accounting.

(f)   Involvement in Certain Legal Proceedings
      ----------------------------------------

      Two Local Limited Partnerships invested in by other Associates-sponsored public limited partnerships were unable to meet their obligations as they became due, and each has filed a voluntary petition in bankruptcy. The local general partner of one of them is not affiliated with Associates. The original unaffiliated local general partner of the other was removed and replaced with a general partnership wholly-owned by two of the executive officers of Associates identified above.

(g)   Promoters and Control Persons
      -----------------------------

      Inapplicable.

(h)   Audit Committee Financial Expert, and (i) Identification of the audit
      ---------------------------------------------------------------------
      Committee
      ---------

      Neither the Partnership nor Associates has an audit committee.

(j)   Changes to Nominating Procedures
      --------------------------------

      Inapplicable.

(k)   Compliance With Section 16(a) of the Exchange Act
      -------------------------------------------------

      None.

(l)   Code of Ethics
      --------------

      Associates has adopted a Code of Ethics which applies to the Chief Executive Officer and Chief Financial Officer of Associates. The Code of Ethics will be provided without charge to any person who requests it. Such requests should be directed to: Investor Relations at (714)662-5565 extension 187.

ITEM 11. EXECUTIVE COMPENSATION

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

      a. Annual Asset Management Fee. An annual asset management fee of the greater of (i) $2,000 per multi-family housing complex or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on changes in the Consumer Price Index, however in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnerships and the Partnership's allocable share of the amount of indebtedness related to the Housing Complexes. Management fees of $44,000 were incurred during each of the years ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002, of which $0, $0, $0, $0, $1,875, and $0 were paid for the years ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002, respectively.

      b. Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sale price received in connection with the sale or disposition of a Housing Complex. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Return on Investment to the Limited Partners. "Return on Investment" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates: (i) 16% through December 31, 2003, and (ii) 6% for the balance of the Partnership's term. No disposition fees have been paid.

      c. Operating Expenses. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $0, $0, $0, $31,786, $29,914 and $38,642 during the years ended March 31,
            2007, 2006, 2005, 2004, 2003 and 2002, respectively.

      d. Interest in Partnership. The General Partner receives 1% of the Partnership's allocated Low Income Housing Tax Credits, which approximated $4,575, $12,418, $20,805, $21,624, and $22,000, for the
            General Partner for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively. The General Partner is also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partner during the years March 31, 2007, 2006, 2005, 2004, 2003 and 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)   Securities Authorized for Issuance Under Equity Compensation Plans
      ------------------------------------------------------------------

      The Partnership has no compensation plans under which interests in the Partnership are authorized for issuance.

(b)   Security Ownership of Certain Beneficial Owners
      -----------------------------------------------

      The following is the only limited partner known to the General Partner to own beneficially in excess of 5% of the outstanding Partnership Units as of March 31, 2004, 2005 and 2006:

                                             NAME AND ADDRESS OF          AMOUNT OF UNITS
                 TITLE OF CLASS               BENEFICIAL OWNER               CONTROLLED      PERCENT OF CLASS
         ------------------------------------------------------------------------------------------------------

         Units of Limited               Sempra Energy Financial             4,000 Units            25.6%
         Partnership Interests          P.O. Box 126943
                                        San Diego, CA 92113-6943

      During the year ended March 31, 2007 Sempra Energy Financial transferred its Partnership Units to Sempra Section 42, LLC therefore the only limited partner known to the General Partner to own beneficially in excess of 5% of the outstanding Partnership Units as of March 31, 2007:

                                             NAME AND ADDRESS OF          AMOUNT OF UNITS
                 TITLE OF CLASS               BENEFICIAL OWNER               CONTROLLED      PERCENT OF CLASS
         ------------------------------------------------------------------------------------------------------

         Units of Limited               Sempra Section 42, LLC              4,000 Units            25.6%
         Partnership Interests          555 California Street, 4th Floor
                                        San Francisco, CA 94104

(c)   Security Ownership of Management
      --------------------------------

      Neither the General Partner, Associates, its affiliates, nor any of the officers or directors of the General Partner, Associates, or its affiliates own directly or beneficially any Partnership Units.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

      (a) The General Partner manages all of the Partnership's affairs. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner's interest in the Partnership, as discussed in Item 11 and in the notes to the Partnership's financial statements.

      (b)   The Partnership has no directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid to the Partnership's principal independent registered public accounting firm for the years ended March 31:

                             2007           2006           2005           2004           2003
                         ------------   ------------   ------------   ------------   ------------
Audit Fees               $          -   $          -   $     14,525   $     14,966   $     14,250
Audit-related Fees                  -              -              -              -              -
Tax Fees                        2,625          2,500          2,500          3,210          3,210
All Other Fees                      -              -              -              -              -
                         ------------   ------------   ------------   ------------   ------------
TOTAL                    $      2,625   $      2,500   $     17,025   $     18,176   $     17,460
                         ============   ============   ============   ============   ============

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership's independent auditors are preapproved by the General Partner.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)   List of Financial statements included in Part II hereof
         -------------------------------------------------------

         Balance Sheets, March 31, 2007, 2006, 2005, 2004 and 2003 Statements of Operations for the years ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002 Statements of Partners' Equity (Deficit) for the years ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002 Statements of Cash
         Flows for the years ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002 Notes to Financial Statements

(a)(2)   List of Financial statement schedules included in Part IV hereof:
         -----------------------------------------------------------------

         Schedule III, Real Estate Owned by Local Limited Partnerships

(a)(3)   Exhibits.
         --------

3.1 Articles of incorporation and by-laws: The registrant is not incorporated. The Partnership Agreement filed as Exhibit 28.1 to Form 10-K for fiscal year ended December 31, 1995.

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1 Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2 Section 1350 Certification of the Chief Financial Officer. (filed herewith)

99.1 Second Amended and Restated Agreement of Limited Partnership of Beckwood Manor Seven Limited Partnership filed as exhibit 10.1 to Form 8-K dated December 8, 1993 is hereby incorporated herein by reference as exhibit 99.1.

99.2 Amended and Restated Agreement of Limited Partnership of Alpine Manor filed as exhibit 10.3 to Post-Effective Amendment No 1 dated February 16, 1994 is hereby incorporated herein by reference as exhibit 99.2.

99.3 Second Amended and Restated Agreement of Limited Partnership of Briscoe Manor, Limited Partnership filed as exhibit 10.4 to Post-Effective Amendment No 1 dated February 16, 1994 is hereby incorporated herein by reference as exhibit 99.3.

99.4 Amended and Restated Agreement and Certificate of Limited Partnership of Evergreen Four, Limited Partnership filed as exhibit 10.5 to Post-Effective Amendment No 1 dated February 16, 1994 is hereby incorporated herein by reference as exhibit 99.4.

99.5 Amended and Restated Agreement and Certificate of Limited Partnership of Fawn Haven, Limited Partnership filed as exhibit 10.6 to Post-Effective Amendment No 1 dated February 16, 1994 is hereby incorporated herein by reference as exhibit 99.5.

99.6     Amended and Restated Agreement of Limited Partnership of Fort Stockton,
         L. P. filed as exhibit 10.7 to Post-Effective Amendment No 1 dated February 16, 1994 is hereby incorporated herein by reference as exhibit 99.6.

99.7 Amended and Restated Agreement and Certificate of Limited Partnership of Madison Manor Senior Citizens Complex, Ltd. filed as exhibit 10.8 to Post-Effective Amendment No 1 dated February 16, 1994 is hereby incorporated herein by reference as exhibit 99.7.

99.8 Amended and Restated Agreement and Certificate of Limited Partnership of Mt. Graham Housing, Ltd. filed as exhibit 10.9 to Post-Effective Amendment No 1 dated February 16, 1994 is hereby incorporated herein by reference as exhibit 99.8.

99.9 Amended and Restated Agreement and Certificate of Limited Partnership of Northside Plaza Apartments, Ltd. filed as exhibit 10.10 to Post-Effective Amendment No 1 dated February 16, 1994 is hereby incorporated herein by reference as exhibit 99.9.

99.10 Amended and Restated Agreement of Limited Partnership of Pampa Manor, L.P. filed as exhibit 10.11 to Post-Effective Amendment No 1 dated February 16, 1994 is hereby incorporated herein by reference as exhibit 99.10.

99.11 Amended and Restated Agreement of Limited Partnership of Vernon Manor, L.P. filed as exhibit 10.12 to Post-Effective Amendment No 1 dated February 16, 1994 is hereby incorporated herein by reference as exhibit 99.11.

99.12 Amended and Restated Agreement of Limited Partnership of Waterford Place, A Limited Partnership filed as exhibit 10.13 to Post-Effective Amendment No 1 dated February 16, 1994 is hereby incorporated herein by reference as exhibit 99.12.

99.13 Amended and Restated Agreement of Limited Partnership of Yantis Housing, Ltd filed as exhibit 10.13 to Post-Effective Amendment No 1 dated February 16, 1994 is hereby incorporated herein by reference as exhibit 99.13.

99.14 Third Amended and Restated Agreement of Limited Partnership and Certificate of Limited Partnership of Indian Creek Limited Partnership filed as exhibit 10.16 to Post-Effective Amendment No 2 dated March 11, 1994 is hereby incorporated herein by reference as exhibit 99.14.

99.15    Agreement of Limited Partnership of Laurel Creek Apartments filed as exhibit 10.1 to Form 8-K dated May 25, 1994 is hereby incorporated herein by reference as exhibit 99.15.

99.16 Second Amended and Restated Agreement of Limited Partnership of Sandpiper Square, A Limited Partnership filed as exhibit 10.2 to Form 8-K dated May 25, 1994 is hereby incorporated herein by reference as exhibit 99.16.

99.17 Amended and Restated Agreement of Limited Partnership of Regency Court Partners filed as exhibit 10.1 to Form 8-K dated June 30, 1994 is hereby incorporated herein by reference as exhibit 99.17.

99.18 Disposition and Development Agreement By and Between The Community Development Commission of the County of Los Angeles and Regency Court Partners (including forum of Ground Lease) filed as exhibit 10.2 to Form 8-K dated June 30, 1994 is hereby incorporated herein by reference as exhibit 99.18.

99.19 Amended and Restated Agreement of Limited Partnership of Bay City Village Apartments, Limited Partnership filed as exhibit 10.19 to Post-Effective Amendment No 4 dated July 14, 1994 is hereby incorporated herein by reference as exhibit 99.19.

99.20 Second Amended and Restated Agreement of Limited Partnership of Hidden Valley Limited Partnership filed as exhibit 10.20 to Post-Effective Amendment No 4 dated July 14, 1994 is hereby incorporated herein by reference as exhibit 99.20.

99.21 Amended and Restated Agreement of Limited Partnership of HOI Limited Partnership of Lenoir and Amendments thereto filed as exhibit 10.21 to Post-Effective Amendment No 4 dated July 14, 1994 is hereby incorporated herein by reference as exhibit 99.21.

99.22 Financial Statements of Regency Court, as of and for the years ended December 31, 2003 and 2002 together with Independent Auditors' Report thereon; a significant subsidiary of the Partnership. (filed herewith)

99.23 Financial Statements of Pioneer Street Associates for the years ended December 31, 2006, 2005, 2004 and 2003 together with Independent Auditors' Report thereon; a significant subsidiary of the Partnership.

99.24 Financial Statements of Apartment Housing of East Brewton, Ltd for the years ended December 31, 2006, 2005 and 2004 together with Independent Auditors' Report thereon; a significant subsidiary of the Partnership.

(d)      Financial statement schedules follow, as set forth in subsection (a)(2)
         -----------------------------------------------------------------------
         hereof.
         -------

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2007

                                       ----------------------------- ---------------------------------------------------------------
                                            AS OF MARCH 31, 2007                        AS OF DECEMBER 31, 2006
-------------------------------------------------------------------- ---------------------------------------------------------------
                                        PARTNERSHIP'S
                                        TOTAL ORIGINAL                  MORTGAGE
                                        INVESTMENT IN    AMOUNT OF      LOANS OF              PROPERTY
  LOCAL LIMITED                         LOCAL LIMITED   INVESTMENT    LOCAL LIMITED              AND      ACCUMULATED    NET BOOK
 PARTNERSHIP NAME          LOCATION     PARTNERSHIPS   PAID TO DATE   PARTNERSHIPS    LAND    EQUIPMENT   DEPRECIATION     VALUE
-----------------------------------------------------------------------------------------------------------------------------------

Apartment Housing of     East Brewton,
East Brewton, Ltd.       Alabama         $1,192,000     $1,192,000     $1,111,000   $69,000   $2,285,000    $(626,000)  $1,728,000

Autumn Trace
Associates, Ltd.         Silsbee, Texas     412,000        412,000      1,185,000    30,000    2,029,000     (988,000)   1,071,000

Broken Bow Apartments    Broken Bow,
I, Limited Partnership   Nebraska           608,000        608,000        536,000    45,000    1,340,000     (368,000)   1,017,000

Candleridge Apartments   Waukee, Iowa
of Waukee L.P. II                           125,000        125,000        658,000    90,000      905,000     (397,000)     598,000

Chadwick Limited         Edan, North
Partnership              Carolina           378,000        378,000      1,505,000    48,000    2,060,000     (563,000)   1,545,000

Comanche Retirement      Comanche,
Village, Ltd.            Texas              136,000        136,000        587,000    18,000      435,000     (306,000)     147,000

Crossings II Limited     Portage,
Dividend Housing         Michigan
Association Limited
Partnership (2)                             432,000        432,000      5,278,000   305,000    6,812,000   (1,724,000)   5,393,000

EW, a Wisconsin Limited  Evansville,
Partnership (1)          Wisconson                -              -              -         -            -            -            -

Garland Street Limited   Malvarn,
Partnership              Arkansas           164,000        164,000        672,000    29,000      928,000     (451,000)     506,000

Hereford Seniors         Hereford,
Community, Ltd.          Texas              167,000        167,000        777,000    57,000      961,000     (292,000)     726,000


WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2007

                                       ----------------------------- ---------------------------------------------------------------
                                            AS OF MARCH 31, 2007                        AS OF DECEMBER 31, 2006
-------------------------------------------------------------------- ---------------------------------------------------------------
                                        PARTNERSHIP'S
                                        TOTAL ORIGINAL                  MORTGAGE
                                        INVESTMENT IN    AMOUNT OF      LOANS OF              PROPERTY
  LOCAL LIMITED                         LOCAL LIMITED   INVESTMENT    LOCAL LIMITED              AND      ACCUMULATED    NET BOOK
 PARTNERSHIP NAME          LOCATION     PARTNERSHIPS   PAID TO DATE   PARTNERSHIPS    LAND    EQUIPMENT   DEPRECIATION     VALUE
-----------------------------------------------------------------------------------------------------------------------------------

Hickory Lane             Newton,
Associates, Ltd          Texas              174,000        174,000        583,000    61,000      888,000     (354,000)     595,000

Honeysuckle Court        Vidor,
Associates, Ltd.         Texas              339,000        339,000      1,140,000    49,000    1,784,000     (712,000)   1,121,000

Klimpel Manor, Ltd       Fullerton,
                         California       1,774,000      1,774,000      1,910,000    78,000    3,511,000   (1,213,000)   2,376,000

Lamesa Seniors           Lamesa,
Community, Ltd.          Texas              143,000        143,000        663,000    36,000      812,000     (360,000)     488,000

Laredo Heights           Navasota,
Apartments Ltd.          Texas              225,000        225,000        945,000    17,000    1,432,000     (455,000)     994,000

Mountainview Apartments  North
LimitedPartnership       Wilkesboro,
                         North Carolina     195,000        195,000        958,000    86,000    1,147,000     (345,000)     888,000

Palestine Seniors        Palestine,
Community, Ltd.          Texas              225,000        225,000      1,091,000    45,000    1,358,000     (439,000)     964,000

Pecan Grove Limited      Forrest City,
Partnership              Arkansas           240,000        240,000      1,075,000    35,000    1,445,000     (711,000)     769,000

Pioneer Street           Bakersfield,
Associates               California       2,222,000      2,222,000      1,673,000   300,000    3,869,000   (1,729,000)   2,440,000

Sidney Apartments I,     Sidney,
Limited Partnership      Nebraska           530,000        530,000        514,000    33,000    1,386,000     (395,000)   1,024,000

Southcove Associates     Orange Cove,
                         California       2,000,000      2,000,000      1,481,000   175,000    3,399,000   (1,519,000)   2,055,000


WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2007

                                       ----------------------------- ---------------------------------------------------------------
                                            AS OF MARCH 31, 2007                        AS OF DECEMBER 31, 2006
-------------------------------------------------------------------- ---------------------------------------------------------------
                                        PARTNERSHIP'S
                                        TOTAL ORIGINAL                  MORTGAGE
                                        INVESTMENT IN    AMOUNT OF      LOANS OF              PROPERTY
  LOCAL LIMITED                         LOCAL LIMITED   INVESTMENT    LOCAL LIMITED              AND      ACCUMULATED    NET BOOK
 PARTNERSHIP NAME          LOCATION     PARTNERSHIPS   PAID TO DATE   PARTNERSHIPS    LAND    EQUIPMENT   DEPRECIATION     VALUE
-----------------------------------------------------------------------------------------------------------------------------------

Walnut Turn Associates,  Buna,
Ltd.                     Texas             188,000        188,000        367,000      58,000      982,000      (393,000)     647,000
                                           -------        -------        -------      ------      -------      --------      -------

                                       $11,869,000    $11,869,000    $24,709,000  $1,664,000  $39,768,000  $(14,340,000) $27,092,000
                                       ===========    ===========    ===========  ==========  ===========  ============  ===========

  (1)    The Housing Complex was sold on October 31, 2006 and the Local Limited Partnership was subsequently dissolved.

  (2)    The Housing Complex was identified in October of 2007 for disposition.




WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2007

                                   ----------------------------------------------------------------------------------
                                                         FOR THE YEAR ENDED DECEMBER 31, 2006
                                   ----------------------------------------------------------------------------------
                                                                                YEAR                     ESTIMATED
          LOCAL LIMITED                                       NET INCOME     INVESTMENT                 USEFUL LIFE
         PARTNERSHIP NAME                  RENTAL INCOME         (LOSS)       ACQUIRED       STATUS       (YEARS)
---------------------------------------------------------------------------------------------------------------------

Apartment Housing of East
Brewton, Ltd.                              $   138,000      $   (49,000)        1998       Completed       40 Years

Autumn Trace Associates, Ltd.                  273,000          (15,000)        1994       Completed     27.5 Years

Broken Bow Apartments I, Limited
Partnership                                     56,000          (37,000)        1996       Completed       40 Years

Candleridge Apartments of Waukee
L.P. II                                        126,000          (16,000)        1995       Completed     27.5 Years

Chadwick Limited Partnership                   228,000          (30,000)        1994       Completed       50 Years

Comanche Retirement Village, Ltd.               89,000          (22,000)        1994       Completed       30 Years

Crossings II Limited Dividend
Housing Association Limited
Partnership                                    679,000         (140,000)        1997       Completed       40 Years

EW, a Wisconsin Limited
Partnership                                     82,000            42,000        1994       Completed     27.5 Years

Garland Street Limited Partnership              97,000          (39,000)        1994       Completed     27.5 Years

Hereford Seniors Community, Ltd.               116,000           (2,000)        1995       Completed       40 Years

Hickory Lane Associates, Ltd.                   68,000          (42,000)        1995       Completed     27.5 Years

Honeysuckle Court Associates, Ltd.             194,000          (63,000)        1995       Completed     27.5 Years

Klimpel Manor, Ltd.                            426,000          (47,000)        1994       Completed       40 Years

Lamesa Seniors Community, Ltd.                 137,000          (19,000)        1994       Completed       40 Years

Laredo Heights Apartments Ltd.                 216,000          (14,000)        1996       Completed       45 Years

Mountainview Apartments Limited
Partnership                                    117,000           (4,000)        1994       Completed       40 Years

Palestine Seniors Community, Ltd.              142,000          (19,000)        1994       Completed       40 Years


WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2007

                                   ----------------------------------------------------------------------------------
                                                         FOR THE YEAR ENDED DECEMBER 31, 2006
                                   ----------------------------------------------------------------------------------
                                                                                YEAR                     ESTIMATED
          LOCAL LIMITED                                       NET INCOME     INVESTMENT                 USEFUL LIFE
         PARTNERSHIP NAME                  RENTAL INCOME         (LOSS)       ACQUIRED       STATUS       (YEARS)
---------------------------------------------------------------------------------------------------------------------

Pecan Grove Limited Partnership                153,000          (33,000)        1994       Completed     27.5 Years

Pioneer Street Associates                      564,000          (58,000)        1995       Completed     27.5 Years

Sidney Apartments I, Limited
Partnership                                     79,000          (59,000)        1996       Completed       40 Years

Southcove Associates                           255,000         (152,000)        1994       Completed     27.5 Years

Walnut Turn Associates, Ltd.                   108,000          (44,000)        1995       Completed     27.5 Years
                                           -----------      -----------

                                           $ 4,343,000      $  (862,000)
                                           ===========      ===========



WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2006

                                       ----------------------------- ---------------------------------------------------------------
                                            AS OF MARCH 31, 2006                        AS OF DECEMBER 31, 2005
-------------------------------------------------------------------- ---------------------------------------------------------------
                                       PARTNERSHIP'S
                                       TOTAL ORIGINAL                  MORTGAGE
                                       INVESTMENT IN    AMOUNT OF      LOANS OF               PROPERTY
  LOCAL LIMITED                        LOCAL LIMITED   INVESTMENT    LOCAL LIMITED               AND      ACCUMULATED     NET BOOK
 PARTNERSHIP NAME         LOCATION     PARTNERSHIPS   PAID TO DATE   PARTNERSHIPS     LAND    EQUIPMENT   DEPRECIATION      VALUE
-----------------------------------------------------------------------------------------------------------------------------------

Apartment Housing of     East Brewton,
East Brewton, Ltd.       Alabama         $1,192,000    $1,192,000     $1,119,000     $69,000   $2,285,000     $(560,000)  $1,794,000

Autumn Trace             Silsbee,
Associates, Ltd.         Texas              412,000       412,000      1,199,000      30,000    2,029,000      (914,000)   1,145,000

Broken Bow Apartments    Broken Bow,
I, Limited Partnership   Nebraska           608,000       608,000        581,000      45,000    1,340,000      (329,000)   1,056,000

Candleridge Apartments   Waukee,
of Waukee L.P. II        Iowa               125,000       125,000        663,000      90,000      897,000      (361,000)     626,000

Chadwick Limited         Edan, North
Partnership              Carolina           378,000       378,000      1,488,000      48,000    2,059,000      (522,000)   1,585,000

Comanche Retirement      Comanche,
Village, Ltd.            Texas              136,000       136,000        580,000      18,000      435,000      (281,000)     172,000

Crossings II Limited     Portage,
Dividend Housing         Michigan
Association Limited
Partnership                                 432,000       432,000      5,395,000     305,000    6,705,000    (1,535,000)   5,475,000

EW, a Wisconsin          Evansville,
Limited Partnership      Wisconson          164,000       164,000        581,000      48,000      869,000      (406,000)     511,000

Garland Street           Malvarn,
Limited Partnership      Arkansas           164,000       164,000        676,000      29,000      919,000      (412,000)     536,000

Hereford Seniors         Hereford,
Community, Ltd.          Texas              167,000       167,000        781,000      57,000      957,000      (267,000)     747,000


WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2006

                                       ----------------------------- ---------------------------------------------------------------
                                            AS OF MARCH 31, 2006                        AS OF DECEMBER 31, 2005
-------------------------------------------------------------------- ---------------------------------------------------------------
                                       PARTNERSHIP'S
                                       TOTAL ORIGINAL                  MORTGAGE
                                       INVESTMENT IN    AMOUNT OF      LOANS OF               PROPERTY
  LOCAL LIMITED                        LOCAL LIMITED   INVESTMENT    LOCAL LIMITED               AND      ACCUMULATED     NET BOOK
 PARTNERSHIP NAME         LOCATION     PARTNERSHIPS   PAID TO DATE   PARTNERSHIPS     LAND    EQUIPMENT   DEPRECIATION      VALUE
-----------------------------------------------------------------------------------------------------------------------------------

Hickory Lane             Newton,
Associates, Ltd          Texas              174,000       174,000        585,000      61,000      888,000      (322,000)     627,000

Honeysuckle Court        Vidor,
Associates, Ltd.         Texas              339,000       339,000      1,144,000      49,000    1,784,000      (647,000)   1,186,000

Klimpel Manor, Ltd       Fullerton,
                         California       1,774,000     1,774,000      1,936,000      78,000    3,510,000    (1,125,000)   2,463,000

Lamesa Seniors           Lamesa,
Community, Ltd.          Texas              143,000       143,000        666,000      36,000      793,000      (328,000)     501,000

Laredo Heights           Navasota,
Apartments Ltd.          Texas              225,000       225,000        954,000      17,000    1,414,000      (407,000)   1,024,000

Mountainview Apartments  North
Limited Partnership      Wilkesboro,
                         North Carolina     195,000       195,000        964,000      86,000    1,136,000      (323,000)     899,000

Palestine Seniors        Palestine,
Community, Ltd.          Texas              225,000       225,000      1,098,000      45,000    1,351,000      (403,000)     933,000

Pecan Grove              Forrest City,
Limited Partnership      Arkansas           240,000       240,000      1,081,000      35,000    1,414,000      (654,000)     795,000

Pioneer Street           Bakersfield,
Associates               California       2,222,000     2,222,000      1,715,000     300,000    3,845,000    (1,585,000)   2,560,000

Sidney Apartments I,     Sidney,
Limited Partnership      Nebraska           530,000       530,000        425,000      33,000    1,386,000      (360,000)   1,059,000

Southcove Associates     Orange Cove,
                         California       2,000,000     2,000,000      1,490,000     175,000    3,383,000    (1,381,000)   2,177,000


WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2006

                                       ----------------------------- ---------------------------------------------------------------
                                            AS OF MARCH 31, 2006                        AS OF DECEMBER 31, 2005
-------------------------------------------------------------------- ---------------------------------------------------------------
                                       PARTNERSHIP'S
                                       TOTAL ORIGINAL                  MORTGAGE
                                       INVESTMENT IN    AMOUNT OF      LOANS OF               PROPERTY
  LOCAL LIMITED                        LOCAL LIMITED   INVESTMENT    LOCAL LIMITED               AND      ACCUMULATED     NET BOOK
 PARTNERSHIP NAME         LOCATION     PARTNERSHIPS   PAID TO DATE   PARTNERSHIPS     LAND    EQUIPMENT   DEPRECIATION      VALUE
-----------------------------------------------------------------------------------------------------------------------------------

Walnut Turn              Buna,
Associates, Ltd.         Texas              188,000       188,000        677,000      58,000      982,000      (357,000)     683,000
                                            -------       -------        -------      ------      -------      --------      -------

                                        $12,033,000   $12,033,000    $25,798,000  $1,712,000  $40,381,000  $(13,479,000) $28,614,000
                                        ===========   ===========    ===========  ==========  ===========  ============  ===========



WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2006

                                   ----------------------------------------------------------------------------------
                                                         FOR THE YEAR ENDED DECEMBER 31, 2005
                                   ----------------------------------------------------------------------------------
                                                                                YEAR                     ESTIMATED
          LOCAL LIMITED                                       NET INCOME     INVESTMENT                 USEFUL LIFE
         PARTNERSHIP NAME                  RENTAL INCOME         (LOSS)       ACQUIRED       STATUS       (YEARS)
---------------------------------------------------------------------------------------------------------------------

Apartment Housing of East
Brewton, Ltd.                              $   133,000      $   (56,000)        1998       Completed       40 Years

Autumn Trace Associates, Ltd.                  255,000          (24,000)        1994       Completed     27.5 Years

Broken Bow Apartments I, Limited
Partnership                                     56,000          (48,000)        1996       Completed       40 Years

Candleridge Apartments of Waukee
L.P. II                                        126,000          (14,000)        1995       Completed     27.5 Years

Chadwick Limited Partnership                   220,000          (17,000)        1994       Completed       50 Years

Comanche Retirement Village, Ltd.               87,000          (15,000)        1994       Completed       30 Years

Crossings II Limited Dividend
Housing Association Limited
Partnership                                    565,000         (226,000)        1997       Completed       40 Years

EW, a Wisconsin Limited
Partnership                                     78,000            34,000        1994       Completed     27.5 Years

Garland Street Limited Partnership              95,000          (34,000)        1994       Completed     27.5 Years

Hereford Seniors Community, Ltd.               105,000          (13,000)        1995       Completed       40 Years

Hickory Lane Associates, Ltd.                   98,000          (44,000)        1995       Completed     27.5 Years

Honeysuckle Court Associates, Ltd.             209,000          (49,000)        1995       Completed     27.5 Years

Klimpel Manor, Ltd.                            428,000          (21,000)        1994       Completed       40 Years

Lamesa Seniors Community, Ltd.                 122,000          (26,000)        1994       Completed       40 Years

Laredo Heights Apartments Ltd.                 205,000          (21,000)        1996       Completed       45 Years

Mountainview Apartments Limited
Partnership                                    113,000             1,000        1994       Completed       40 Years

Palestine Seniors Community, Ltd.              144,000         (41,000)         1994       Completed       40 Years


WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2006

                                   ----------------------------------------------------------------------------------
                                                         FOR THE YEAR ENDED DECEMBER 31, 2005
                                   ----------------------------------------------------------------------------------
                                                                                YEAR                     ESTIMATED
          LOCAL LIMITED                                       NET INCOME     INVESTMENT                 USEFUL LIFE
         PARTNERSHIP NAME                  RENTAL INCOME         (LOSS)       ACQUIRED       STATUS       (YEARS)
---------------------------------------------------------------------------------------------------------------------

Pecan Grove Limited Partnership                150,000          (35,000)        1994       Completed     27.5 Years

Pioneer Street Associates                      565,000          (54,000)        1995       Completed     27.5 Years

Sidney Apartments I, Limited
Partnership                                     79,000          (24,000)        1996       Completed       40 Years

Southcove Associates                           261,000         (121,000)        1994       Completed     27.5 Years

Walnut Turn Associates, Ltd.                   108,000          (23,000)        1995       Completed     27.5 Years
                                           -----------      -----------

                                           $ 4,202,000      $  (871,000)
                                           ===========      ===========



WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2005

                                       ----------------------------- ---------------------------------------------------------------
                                            AS OF MARCH 31, 2005                        AS OF DECEMBER 31, 2004
-------------------------------------------------------------------- ---------------------------------------------------------------
                                       PARTNERSHIP'S
                                       TOTAL ORIGINAL                  MORTGAGE
                                       INVESTMENT IN    AMOUNT OF      LOANS OF               PROPERTY
  LOCAL LIMITED                        LOCAL LIMITED   INVESTMENT    LOCAL LIMITED               AND      ACCUMULATED     NET BOOK
 PARTNERSHIP NAME         LOCATION     PARTNERSHIPS   PAID TO DATE   PARTNERSHIPS     LAND    EQUIPMENT   DEPRECIATION      VALUE
-----------------------------------------------------------------------------------------------------------------------------------

Apartment Housing of     East Brewton,
East Brewton, Ltd.       Alabama         $1,192,000    $1,192,000     $1,127,000     $69,000   $2,284,000     $(492,000)  $1,861,000

Autumn Trace             Silsbee,
Associates, Ltd.         Texas              412,000       412,000      1,211,000      30,000    2,029,000      (841,000)   1,218,000

Broken Bow Apartments    Broken Bow,
I, Limited Partnership   Nebraska           608,000       608,000        582,000      45,000    1,339,000      (291,000)   1,093,000

Candleridge Apartments   Waukee,
of Waukee L.P. II        Iowa               125,000       125,000        666,000      90,000      860,000      (325,000)     625,000

Chadwick Limited         Edan,
Partnership              North Carolina     378,000       378,000      1,535,000      48,000    2,047,000      (482,000)   1,613,000

Comanche Retirement      Comanche,
Village, Ltd.            Texas              136,000       136,000        582,000      18,000      435,000      (254,000)     199,000

Crossings II Limited     Portage,
Dividend Housing         Michigan
Association Limited
Partnership                                 432,000       432,000      5,511,000     305,000    6,647,000    (1,452,000)   5,500,000

EW, a Wisconsin          Evansville,
Limited Partnership      Wisconson          164,000       164,000        587,000      48,000      869,000      (376,000)     541,000

Garland Street           Malvarn,
Limited Partnership      Arkansas           164,000       164,000        680,000      29,000      908,000      (376,000)     561,000

Hereford Seniors         Hereford,
Community, Ltd.          Texas              167,000       167,000        785,000      57,000      953,000      (242,000)     768,000


WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2005

                                       ----------------------------- ---------------------------------------------------------------
                                            AS OF MARCH 31, 2005                        AS OF DECEMBER 31, 2004
-------------------------------------------------------------------- ---------------------------------------------------------------
                                       PARTNERSHIP'S
                                       TOTAL ORIGINAL                  MORTGAGE
                                       INVESTMENT IN    AMOUNT OF      LOANS OF               PROPERTY
  LOCAL LIMITED                        LOCAL LIMITED   INVESTMENT    LOCAL LIMITED               AND      ACCUMULATED     NET BOOK
 PARTNERSHIP NAME         LOCATION     PARTNERSHIPS   PAID TO DATE   PARTNERSHIPS     LAND    EQUIPMENT   DEPRECIATION      VALUE
-----------------------------------------------------------------------------------------------------------------------------------

Hickory Lane             Newton,
Associates, Ltd          Texas              174,000       174,000        587,000      61,000      888,000      (290,000)     659,000

Honeysuckle Court        Vidor,
Associates, Ltd.         Texas              339,000       339,000      1,148,000      49,000    1,784,000      (582,000)   1,251,000

Klimpel Manor, Ltd       Fullerton,
                         California       1,774,000     1,774,000      1,959,000      78,000    3,511,000    (1,038,000)   2,551,000

Lamesa Seniors           Lamesa,
Community, Ltd.          Texas              143,000       143,000        669,000      36,000      789,000      (299,000)     526,000

Laredo Heights           Navasota,
Apartments Ltd.          Texas              225,000       225,000        962,000      17,000    1,396,000      (358,000)   1,055,000

Mountainview Apartments  North
Limited Partnership      Wilkesboro,
                         North Carolina     195,000       195,000        971,000      86,000    1,125,000      (299,000)     912,000

Palestine Seniors        Palestine,
Community, Ltd.          Texas              225,000       225,000      1,104,000      45,000    1,347,000      (367,000)   1,025,000

Pecan Grove Limited      Forrest City,
Partnership              Arkansas           240,000       240,000      1,088,000      35,000    1,407,000      (596,000)     846,000

Pioneer Street           Bakersfield,
Associates               California       2,222,000     2,222,000      1,750,000     300,000    3,840,000    (1,443,000)   2,697,000

Sidney Apartments I,     Sidney,
Limited Partnership      Nebraska           530,000       530,000        426,000      33,000    1,387,000      (325,000)   1,095,000

Southcove Associates     Orange Cove,
                         California       2,000,000     2,000,000      1,499,000     175,000    3,345,000    (1,244,000)   2,276,000


WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2005

                                       ----------------------------- ---------------------------------------------------------------
                                            AS OF MARCH 31, 2005                        AS OF DECEMBER 31, 2004
-------------------------------------------------------------------- ---------------------------------------------------------------

                                       PARTNERSHIP'S
                                       TOTAL ORIGINAL                  MORTGAGE
                                       INVESTMENT IN    AMOUNT OF      LOANS OF               PROPERTY
  LOCAL LIMITED                        LOCAL LIMITED   INVESTMENT    LOCAL LIMITED               AND      ACCUMULATED     NET BOOK
 PARTNERSHIP NAME         LOCATION     PARTNERSHIPS   PAID TO DATE   PARTNERSHIPS     LAND    EQUIPMENT   DEPRECIATION      VALUE
-----------------------------------------------------------------------------------------------------------------------------------

Walnut Turn              Buna,
Associates, Ltd.         Texas              188,000       188,000        680,000      58,000      982,000      (321,000)     719,000
                                            -------       -------        -------      ------      -------      --------      -------

                                        $12,033,000   $12,033,000    $26,109,000  $1,712,000  $40,172,000  $(12,293,000) $25,592,000
                                        ===========   ===========    ===========  ==========  ===========  ============  ===========



WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2005

                                   ----------------------------------------------------------------------------------
                                                         FOR THE YEAR ENDED DECEMBER 31, 2004
                                   ----------------------------------------------------------------------------------
                                                                                YEAR                     ESTIMATED
          LOCAL LIMITED                                       NET INCOME     INVESTMENT                 USEFUL LIFE
         PARTNERSHIP NAME                  RENTAL INCOME         (LOSS)       ACQUIRED       STATUS       (YEARS)
---------------------------------------------------------------------------------------------------------------------

Apartment Housing of East
Brewton, Ltd.                                 $128,000         $(63,000)        1998        Completed       40 Years

Autumn Trace Associates, Ltd.                  241,000          (38,000)        1994        Completed     27.5 Years

Broken Bow Apartments I, Limited
Partnership                                     53,000          (47,000)        1996        Completed       40 Years

Candleridge Apartments of Waukee
L.P. II                                        131,000          (14,000)        1995        Completed     27.5 Years

Chadwick Limited Partnership                   216,000          (14,000)        1994        Completed       50 Years

Comanche Retirement Village, Ltd.               85,000          (18,000)        1994        Completed       30 Years

Crossings II Limited Dividend
Housing Association Limited
Partnership                                    572,000         (214,000)        1997        Completed       40 Years

EW, a Wisconsin Limited
Partnership                                     73,000          (59,000)        1994        Completed     27.5 Years

Garland Street Limited Partnership             100,000          (16,000)        1994        Completed     27.5 Years

Hereford Seniors Community, Ltd.               103,000           (9,000)        1995        Completed       40 Years

Hickory Lane Associates, Ltd.                  103,000          (32,000)        1995        Completed     27.5 Years

Honeysuckle Court Associates, Ltd.             207,000          (60,000)        1995        Completed     27.5 Years

Klimpel Manor, Ltd.                            420,000          (67,000)        1994        Completed       40 Years

Lamesa Seniors Community, Ltd.                 123,000          (25,000)        1994        Completed       40 Years

Laredo Heights Apartments Ltd.                 192,000          (26,000)        1996        Completed       45 Years

Mountainview Apartments Limited
Partnership                                    128,000          (10,000)        1994        Completed       40 Years

Palestine Seniors Community, Ltd.              143,000         (18,000)         1994        Completed       40 Years


WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2005

                                   ----------------------------------------------------------------------------------
                                                         FOR THE YEAR ENDED DECEMBER 31, 2004
                                   ----------------------------------------------------------------------------------
                                                                                YEAR                     ESTIMATED
          LOCAL LIMITED                                       NET INCOME     INVESTMENT                 USEFUL LIFE
         PARTNERSHIP NAME                  RENTAL INCOME         (LOSS)       ACQUIRED       STATUS       (YEARS)
---------------------------------------------------------------------------------------------------------------------

Pecan Grove Limited Partnership                149,000          (38,000)        1994        Completed     27.5 Years

Pioneer Street Associates                      533,000          (63,000)        1995        Completed     27.5 Years

Sidney Apartments I, Limited
Partnership                                     83,000          (25,000)        1996        Completed       40 Years

Southcove Associates                           248,000         (120,000)        1994        Completed     27.5 Years

Walnut Turn Associates, Ltd.                    99,000          (42,000)        1995        Completed     27.5 Years
                                                ------          -------

                                           $ 4,130,000      $(1,018,000)
                                           ===========      ===========



WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2004

                                       ----------------------------- ---------------------------------------------------------------
                                            AS OF MARCH 31, 2004                        AS OF DECEMBER 31, 2003
-------------------------------------------------------------------- ---------------------------------------------------------------
                                       PARTNERSHIP'S
                                       TOTAL ORIGINAL                  MORTGAGE
                                       INVESTMENT IN    AMOUNT OF      LOANS OF               PROPERTY
  LOCAL LIMITED                        LOCAL LIMITED   INVESTMENT    LOCAL LIMITED               AND      ACCUMULATED     NET BOOK
 PARTNERSHIP NAME         LOCATION     PARTNERSHIPS   PAID TO DATE   PARTNERSHIPS     LAND    EQUIPMENT   DEPRECIATION      VALUE
-----------------------------------------------------------------------------------------------------------------------------------

Apartment Housing of     East Brewton,
East Brewton, Ltd.       Alabama        $ 1,192,000   $ 1,192,000    $ 1,134,000    $ 69,000  $ 2,278,000    $ (417,000) $ 1,930,000

Autumn Trace             Silsbee,
Associates, Ltd.         Texas              412,000       412,000      1,223,000      30,000    2,029,000      (767,000)   1,292,000

Broken Bow Apartments    Broken Bow,
I, Limited Partnership   Nebraska           608,000       608,000        583,000      45,000    1,340,000      (251,000)   1,134,000

Candleridge Apartments   Waukee,
of Waukee L.P. II        Iowa               125,000       125,000        670,000      90,000      852,000      (286,000)     656,000

Chadwick Limited         Edan,
Partnership              North Carolina     378,000       378,000      1,516,000      48,000    2,047,000      (438,000)   1,657,000

Comanche Retirement      Comanche,
Village, Ltd.            Texas              136,000       136,000        594,000      18,000      435,000      (227,000)     226,000

Crossings II Limited     Portage,
Dividend Housing         Michigan
Association Limited
Partnership                                 432,000       432,000      5,611,000     305,000    6,647,000    (1,255,000)   5,697,000

EW, a Wisconsin          Evansville,
Limited Partnership      Wisconson          164,000       164,000        598,000      48,000      867,000      (340,000)     575,000

Garland Street Limited   Malvarn,
Partnership              Arkansas           164,000       164,000        683,000      29,000      901,000      (342,000)     588,000


WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2004

                                       ----------------------------- ---------------------------------------------------------------
                                            AS OF MARCH 31, 2004                        AS OF DECEMBER 31, 2003
-------------------------------------------------------------------- ---------------------------------------------------------------
                                       PARTNERSHIP'S
                                       TOTAL ORIGINAL                  MORTGAGE
                                       INVESTMENT IN    AMOUNT OF      LOANS OF               PROPERTY
  LOCAL LIMITED                        LOCAL LIMITED   INVESTMENT    LOCAL LIMITED               AND      ACCUMULATED     NET BOOK
 PARTNERSHIP NAME         LOCATION     PARTNERSHIPS   PAID TO DATE   PARTNERSHIPS     LAND    EQUIPMENT   DEPRECIATION      VALUE
-----------------------------------------------------------------------------------------------------------------------------------

Hereford Seniors         Hereford,
Community, Ltd.          Texas              167,000       167,000        789,000      57,000      952,000      (218,000)     791,000

Hickory Lane             Newton,
Associates, Ltd          Texas              174,000       174,000        589,000      61,000      888,000      (257,000)     692,000

Honeysuckle Court        Vidor,
Associates, Ltd.         Texas              339,000       339,000      1,152,000      49,000    1,785,000      (518,000)   1,316,000

Klimpel Manor, Ltd       Fullerton,
                         California       1,774,000     1,774,000      1,981,000      78,000    3,511,000      (944,000)   2,645,000

Lamesa Seniors           Lamesa,
Community, Ltd.          Texas              143,000       143,000        672,000      36,000      786,000      (269,000)     553,000

Laredo Heights           Navasota,
Apartments Ltd.          Texas              225,000       225,000        970,000      17,000    1,375,000      (310,000)   1,082,000

Mountainview Apartments  North
Limited Partnership      Wilkesboro,
                         North Carolina     195,000       195,000        977,000      86,000    1,125,000      (277,000)     934,000

Palestine Seniors        Palestine,
Community, Ltd.          Texas              225,000       225,000      1,109,000      45,000    1,345,000      (333,000)   1,057,000

Pecan Grove Limited      Forrest City,
Partnership              Arkansas           240,000       240,000      1,094,000      35,000    1,387,000      (538,000)     884,000

Pioneer Street           Bakersfield,
Associates               California       2,222,000     2,222,000      1,781,000     300,000    3,825,000    (1,302,000)   2,823,000

Sidney Apartments I,     Sidney,
Limited Partnership      Nebraska           530,000       530,000        428,000      33,000    1,386,000      (289,000)   1,130,000


WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2004

                                       ----------------------------- ---------------------------------------------------------------
                                            AS OF MARCH 31, 2004                        AS OF DECEMBER 31, 2003
-------------------------------------------------------------------- ---------------------------------------------------------------
                                       PARTNERSHIP'S
                                       TOTAL ORIGINAL                  MORTGAGE
                                       INVESTMENT IN    AMOUNT OF      LOANS OF               PROPERTY
  LOCAL LIMITED                        LOCAL LIMITED   INVESTMENT    LOCAL LIMITED               AND      ACCUMULATED     NET BOOK
 PARTNERSHIP NAME         LOCATION     PARTNERSHIPS   PAID TO DATE   PARTNERSHIPS     LAND    EQUIPMENT   DEPRECIATION      VALUE
-----------------------------------------------------------------------------------------------------------------------------------

Southcove Associates     Orange Cove,
                         California       2,000,000     2,000,000      1,506,000     175,000    3,304,000    (1,121,000)   2,358,000

Walnut Turn Associates,  Buna,
Ltd.                     Texas              188,000       188,000        682,000      58,000      982,000      (286,000)     754,000
                                            -------       -------        -------      ------      -------      --------      -------

                                        $12,033,000   $12,033,000    $26,342,000  $1,712,000  $40,047,000  $(10,985,000) $30,774,000
                                        ===========   ===========    ===========  ==========  ===========  ============  ===========




WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2004

                                   ----------------------------------------------------------------------------------
                                                         FOR THE YEAR ENDED DECEMBER 31, 2003
                                   ----------------------------------------------------------------------------------
                                                                                YEAR                     ESTIMATED
          LOCAL LIMITED                                       NET INCOME     INVESTMENT                 USEFUL LIFE
         PARTNERSHIP NAME                  RENTAL INCOME         (LOSS)       ACQUIRED       STATUS       (YEARS)
---------------------------------------------------------------------------------------------------------------------

Apartment Housing of East
Brewton, Ltd.                                 $136,000         $(71,000)        1998        Completed       40 Years

Autumn Trace Associates, Ltd.                  253,000          (37,000)        1994        Completed     27.5 Years

Broken Bow Apartments I, Limited
Partnership                                     56,000          (60,000)        1996        Completed       40 Years

Candleridge Apartments of Waukee
L.P. II                                        127,000          (31,000)        1995        Completed     27.5 Years

Chadwick Limited Partnership                   214,000           (8,000)        1994        Completed       50 Years

Comanche Retirement Village, Ltd.               82,000         (322,000)        1994        Completed       30 Years

Crossings II Limited Dividend
Housing Association Limited
Partnership                                    692,000         (114,000)        1997        Completed       40 Years

EW, a Wisconsin Limited
Partnership                                     93,000            33,000        1994        Completed     27.5 Years

Garland Street Limited Partnership              79,000          (31,000)        1994        Completed     27.5 Years

Hereford Seniors Community, Ltd.                85,000          (30,000)        1995        Completed       40 Years

Hickory Lane Associates, Ltd.                  101,000          (23,000)        1995        Completed     27.5 Years

Honeysuckle Court Associates, Ltd.             203,000          (56,000)        1995        Completed     27.5 Years

Klimpel Manor, Ltd.                            419,000          (37,000)        1994        Completed       40 Years

Lamesa Seniors Community, Ltd.                 124,000          (24,000)        1994        Completed       40 Years

Laredo Heights Apartments Ltd.                 179,000          (21,000)        1996        Completed       45 Years

Mountainview Apartments Limited
Partnership                                    108,000           (9,000)        1994        Completed       40 Years

Palestine Seniors Community, Ltd.              140,000         (19,000)         1994        Completed       40 Years


WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2004

                                   ----------------------------------------------------------------------------------
                                                         FOR THE YEAR ENDED DECEMBER 31, 2003
                                   ----------------------------------------------------------------------------------
                                                                                YEAR                     ESTIMATED
          LOCAL LIMITED                                       NET INCOME     INVESTMENT                 USEFUL LIFE
         PARTNERSHIP NAME                  RENTAL INCOME         (LOSS)       ACQUIRED       STATUS       (YEARS)
---------------------------------------------------------------------------------------------------------------------

Pecan Grove Limited Partnership                136,000          (45,000)        1994        Completed     27.5 Years

Pioneer Street Associates                      531,000          (34,000)        1995        Completed     27.5 Years

Sidney Apartments I, Limited
Partnership                                     86,000          (93,000)        1996        Completed       40 Years

Southcove Associates                           244,000         (106,000)        1994        Completed     27.5 Years

Walnut Turn Associates, Ltd.                   100,000          (43,000)        1995        Completed     27.5 Years
                                               -------          -------

                                           $ 4,188,000      $ 1,181,000
                                           ===========      ===========



WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2003

                                        ------------------------------ -------------------------------------------------------------
                                             AS OF MARCH 31, 2003                          AS OF DECEMBER 31, 2002
---------------------------------------------------------------------- -------------------------------------------------------------
                                         PARTNERSHIP'S
                                         TOTAL ORIGINAL                    MORTGAGE
                                         INVESTMENT IN     AMOUNT OF       LOANS OF       PROPERTY
  LOCAL LIMITED                          LOCAL LIMITED    INVESTMENT     LOCAL LIMITED       AND       ACCUMULATED     NET BOOK
 PARTNERSHIP NAME         LOCATION       PARTNERSHIPS    PAID TO DATE    PARTNERSHIPS     EQUIPMENT    DEPRECIATION      VALUE
-----------------------------------------------------------------------------------------------------------------------------------

Apartment Housing of     East Brewton,
East Brewton, Ltd.       Alabama          $ 1,192,000     $ 1,192,000     $ 1,141,000   $ 2,342,000    $  (336,000)    $ 2,006,000

Autumn Trace             Silsbee,
Associates, Ltd.         Texas                412,000         412,000       1,233,000     2,059,000       (693,000)      1,366,000

Broken Bow Apartments    Broken Bow,
I, Limited Partnership   Nebraska             608,000         608,000         584,000     1,383,000       (210,000)      1,173,000

Candleridge Apartments   Waukee,
of Waukee L.P. II        Iowa                 125,000         125,000         673,000       904,000       (236,000)        668,000

Chadwick Limited         Edan,
Partnership              North Carolina       378,000         378,000       1,528,000     2,053,000       (390,000)      1,663,000

Comanche Retirement      Comanche,
Village, Ltd.            Texas                136,000         136,000         587,000       761,000       (200,000)        561,000

Crossings II Limited     Portage,
Dividend Housing         Michigan
Association Limited
Partnership                                   432,000         432,000       5,715,000     6,952,000     (1,059,000)      5,893,000

EW, a Wisconsin Limited  Evansville,
Partnership              Wisconson            164,000         164,000         609,000       907,000       (301,000)        606,000

Garland Street           Malvarn,
Limited Partnership      Arkansas             164,000         164,000         687,000       928,000       (308,000)        620,000

Hereford Seniors         Hereford,
Community, Ltd.          Texas                167,000         167,000         792,000     1,009,000       (193,000)        816,000


WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2003

                                        ------------------------------ -------------------------------------------------------------
                                             AS OF MARCH 31, 2003                          AS OF DECEMBER 31, 2002
---------------------------------------------------------------------- -------------------------------------------------------------
                                         PARTNERSHIP'S
                                         TOTAL ORIGINAL                    MORTGAGE
                                         INVESTMENT IN     AMOUNT OF       LOANS OF       PROPERTY
  LOCAL LIMITED                          LOCAL LIMITED    INVESTMENT     LOCAL LIMITED       AND       ACCUMULATED     NET BOOK
 PARTNERSHIP NAME         LOCATION       PARTNERSHIPS    PAID TO DATE    PARTNERSHIPS     EQUIPMENT    DEPRECIATION      VALUE
-----------------------------------------------------------------------------------------------------------------------------------

Hickory Lane             Newton,
Associates, Ltd.         Texas                174,000         174,000         591,000       950,000        225,000         725,000

Honeysuckle Court        Vidor,
Associates, Ltd.         Texas                339,000         339,000       1,156,000     1,833,000        453,000       1,380,000

Klimpel Manor, Ltd.      Fullerton,         1,774,000       1,774,000       2,000,000     3,589,000        849,000       2,740,000
                         California

Lamesa Seniors           Lamesa,
Community, Ltd.          Texas                143,000         143,000         675,000       821,000        241,000         580,000

Laredo Heights           Navasota,
Apartments Ltd.          Texas                225,000         225,000         977,000     1,383,000        264,000       1,119,000

Mountainview Apartments  North
Limited Partnership      Wilkesboro,
                         North Carolina       195,000         195,000         984,000     1,211,000        250,000         961,000

Palestine Seniors        Palestine,
Community, Ltd.          Texas                225,000         225,000       1,114,000     1,388,000        299,000       1,089,000

Pecan Grove              Forrest City,
Limited Partnership      Arkansas             240,000         240,000       1,099,000     1,419,000        483,000         936,000

Pioneer Street           Bakersfield,
Associates               California         2,222,000       2,222,000       1,810,000     4,097,000      1,164,000       2,933,000

Sidney Apartments I,     Sidney,
Limited Partnership      Nebraska             530,000         530,000         429,000     1,419,000        251,000       1,168,000

Southcove Associates     Orange Cove,
                         California         2,000,000       2,000,000       1,514,000     3,466,000      1,001,000       2,465,000

Walnut Turn              Buna,
Associates, Ltd.         Texas                188,000         188,000         684,000     1,040,000        250,000         790,000
                                              -------         -------         -------     ---------        -------         -------

                                          $12,033,000     $12,033,000     $26,582,000  $ 41,914,000    $ 9,656,000    $ 32,258,000
                                          ===========     ===========     ===========  ============    ===========    ============


WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2003

                                   ----------------------------------------------------------------------------------
                                                         FOR THE YEAR ENDED DECEMBER 31, 2002
                                   ----------------------------------------------------------------------------------
                                                                                YEAR                     ESTIMATED
          LOCAL LIMITED                                       NET INCOME     INVESTMENT                 USEFUL LIFE
         PARTNERSHIP NAME                  RENTAL INCOME         (LOSS)       ACQUIRED       STATUS       (YEARS)
---------------------------------------------------------------------------------------------------------------------

Apartment Housing of East
Brewton, Ltd.                              $   120,000       $  (77,000)        1998       Completed       40 Years

Autumn Trace Associates, Ltd.                  231,000          (74,000)        1994       Completed     27.5 Years

Broken Bow Apartments I, Limited
Partnership                                     51,000          (48,000)        1996       Completed       40 Years

Candleridge Apartments of Waukee
L.P. II                                        130,000           (8,000)        1995       Completed     27.5 Years

Chadwick Limited Partnership                   205,000          (17,000)        1994       Completed       50 Years

Comanche Retirement Village, Ltd.               78,000          (22,000)        1994       Completed       30 Years

Crossings II Limited Dividend
Housing Association Limited
Partnership                                    772,000          (45,000)        1997       Completed       40 Years

EW, a Wisconsin Limited
Partnership                                     93,000          (18,000)        1994       Completed     27.5 Years

Garland Street Limited Partnership              77,000          (26,000)        1994       Completed     27.5 Years

Hereford Seniors Community, Ltd.                90,000          (21,000)        1995       Completed       40 Years

Hickory Lane Associates, Ltd.                  100,000          (12,000)        1995       Completed     27.5 Years

Honeysuckle Court Associates, Ltd.             203,000          (47,000)        1995       Completed     27.5 Years

Klimpel Manor, Ltd.                            416,000          (97,000)        1994       Completed       40 Years

Lamesa Seniors Community, Ltd.                 119,000          (27,000)        1994       Completed       40 Years

Laredo Heights Apartments Ltd.                 171,000          (35,000)        1996       Completed       45 Years

Mountainview Apartments Limited
Partnership                                    102,000          (21,000)        1994       Completed       40 Years

Palestine Seniors Community, Ltd.              139,000          (20,000)        1994       Completed       40 Years


WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2003

                                   ----------------------------------------------------------------------------------
                                                         FOR THE YEAR ENDED DECEMBER 31, 2002
                                   ----------------------------------------------------------------------------------
                                                                                YEAR                     ESTIMATED
          LOCAL LIMITED                                       NET INCOME     INVESTMENT                 USEFUL LIFE
         PARTNERSHIP NAME                  RENTAL INCOME         (LOSS)       ACQUIRED       STATUS       (YEARS)
---------------------------------------------------------------------------------------------------------------------

Pecan Grove Limited Partnership                135,000          (32,000)        1994       Completed     27.5 Years

Pioneer Street Associates                      488,000            2,000         1995       Completed     27.5 Years

Sidney Apartments I, Limited                    76,000          (21,000)
Partnership                                                                     1996       Completed       40 Years

Southcove Associates                           229,000         (112,000)        1994       Completed     27.5 Years

Walnut Turn Associates, Ltd.                    20,000          (22,000)        1995       Completed     27.5 Years
                                                ------          -------

                                           $ 4,045,000      $  (800,000)
                                           ===========      ===========



WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2002

                                        ------------------------------ -------------------------------------------------------------
                                              AS OF MARCH 31, 2002                         AS OF DECEMBER 31, 2001
---------------------------------------------------------------------- -------------------------------------------------------------
                                         PARTNERSHIP'S
                                         TOTAL ORIGINAL                    MORTGAGE
                                         INVESTMENT IN     AMOUNT OF       LOANS OF       PROPERTY
  LOCAL LIMITED                          LOCAL LIMITED    INVESTMENT     LOCAL LIMITED       AND       ACCUMULATED     NET BOOK
 PARTNERSHIP NAME         LOCATION       PARTNERSHIPS    PAID TO DATE    PARTNERSHIPS     EQUIPMENT    DEPRECIATION      VALUE
-----------------------------------------------------------------------------------------------------------------------------------

Apartment Housing of     East Brewton,
East Brewton, Ltd.       Alabama          $ 1,192,000     $ 1,192,000     $ 1,139,000   $ 2,341,000     $  254,000     $ 2,087,000

Autumn Trace             Silsbee,
Associates, Ltd.         Texas                412,000         412,000       1,243,000     2,058,000        618,000       1,440,000

Broken Bow Apartments    Broken Bow,
I, Limited Partnership   Nebraska             608,000         608,000         586,000     1,384,000        171,000       1,213,000

Candleridge Apartments   Waukee,
of Waukee L.P. II        Iowa                 125,000         125,000         676,000       895,000        202,000         693,000

Chadwick Limited         Edan,
Partnership              North Carolina       378,000         378,000       1,540,000     2,021,000        344,000       1,677,000

Comanche Retirement      Comanche,
Village, Ltd.            Texas                136,000         136,000         589,000       761,000        174,000         587,000

Crossings II Limited     Portage,
Dividend Housing         Michigan
Association Limited
Partnership                                   432,000         432,000       5,812,000     6,952,000        862,000       6,090,000

EW, a Wisconsin          Evansville,
Limited Partnership      Wisconson            164,000         164,000         613,000       900,000        262,000         638,000

Garland Street           Malvarn,
Limited Partnership      Arkansas             164,000         164,000         690,000       927,000        273,000         654,000

Hereford Seniors         Hereford,
Community, Ltd.          Texas                167,000         167,000         796,000     1,005,000        167,000         838,000


WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2002

                                        ------------------------------ -------------------------------------------------------------
                                              AS OF MARCH 31, 2002                         AS OF DECEMBER 31, 2001
---------------------------------------------------------------------- -------------------------------------------------------------
                                         PARTNERSHIP'S
                                         TOTAL ORIGINAL                    MORTGAGE
                                         INVESTMENT IN     AMOUNT OF       LOANS OF       PROPERTY
  LOCAL LIMITED                          LOCAL LIMITED    INVESTMENT     LOCAL LIMITED       AND       ACCUMULATED     NET BOOK
 PARTNERSHIP NAME         LOCATION       PARTNERSHIPS    PAID TO DATE    PARTNERSHIPS     EQUIPMENT    DEPRECIATION      VALUE
-----------------------------------------------------------------------------------------------------------------------------------

Hickory Lane             Newton,
Associates, Ltd.         Texas                174,000         174,000         593,000       950,000        193,000         757,000

Honeysuckle Court        Vidor,
Associates, Ltd.         Texas                339,000         339,000       1,159,000     1,833,000        388,000       1,445,000

Klimpel Manor, Ltd.      Fullerton,         1,774,000       1,774,000       1,297,000     3,588,000        754,000       2,834,000
                         California

Lamesa Seniors           Lamesa,
Community, Ltd.          Texas                143,000         143,000         669,000       820,000        212,000         608,000

Laredo Heights           Navasota,
Apartments Ltd.          Texas                225,000         225,000         981,000     1,374,000        221,000       1,153,000

Mountainview Apartments  North
Limited Partnership      Wilkesboro,
                         North Carolina       195,000         195,000         989,000     1,212,000        372,000         840,000

Palestine Seniors        Palestine,
Community, Ltd.          Texas                225,000         225,000       1,119,000     1,385,000        265,000       1,120,000

Pecan Grove              Forrest City,
Limited Partnership      Arkansas             240,000         240,000       1,104,000     1,417,000        427,000         990,000

Pioneer Street           Bakersfield,
Associates               California         2,222,000       2,222,000       1,836,000     4,087,000      1,023,000       3,064,000

Sidney Apartments        Sidney,
I, Limited Partnership   Nebraska             530,000         530,000         431,000     1,420,000        214,000       1,206,000

Southcove Associates     Orange Cove,
                         California         2,000,000       2,000,000       1,521,000     3,448,000        879,000       2,569,000

Walnut Turn              Buna,
Associates, Ltd.         Texas                188,000         188,000         686,000     1,040,000        214,000         826,000
                                              -------         -------         -------     ---------        -------         -------

                                          $12,033,000     $12,033,000     $26,069,000  $ 41,818,000    $ 8,489,000    $ 33,329,000
                                          ===========     ===========     ===========  ============    ===========    ============


WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2002

                                   ----------------------------------------------------------------------------------
                                                         FOR THE YEAR ENDED DECEMBER 31, 2001
                                   ---------------------------------------------------------------------------------
                                                                                YEAR                    ESTIMATED
          LOCAL LIMITED                                       NET INCOME     INVESTMENT                USEFUL LIFE
         PARTNERSHIP NAME                  RENTAL INCOME         (LOSS)       ACQUIRED      STATUS       (YEARS)
--------------------------------------------------------------------------------------------------------------------

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


WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2002

                                   ---------------------------------------------------------------------------------
                                                         FOR THE YEAR ENDED DECEMBER 31, 2001
                                   ---------------------------------------------------------------------------------
                                                                                YEAR                    ESTIMATED
          LOCAL LIMITED                                       NET INCOME     INVESTMENT                USEFUL LIFE
         PARTNERSHIP NAME                  RENTAL INCOME         (LOSS)       ACQUIRED      STATUS       (YEARS)
--------------------------------------------------------------------------------------------------------------------

Pecan Grove Limited Partnership                124,000          (41,000)        1994      Completed     27.5 Years

Pioneer Street Associates                      487,000          (87,000)        1995      Completed     27.5 Years

Sidney Apartments I, Limited
Partnership                                     71,000          (36,000)        1996      Completed       40 Years

Southcove Associates                           216,000         (120,000)        1994      Completed     27.5 Years

Walnut Turn Associates, Ltd.                    91,000          (27,000)        1995      Completed     27.5 Years
                                                ------          -------

                                           $ 3,967,000      $  (885,000)
                                           ===========      ===========

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

Date: March 17, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/ Wilfred N. Cooper, Jr.
      --------------------------
      Wilfred N. Cooper, Jr.,
      Chief Executive Officer, President and Director of WNC & Associates, Inc. (chief executive officer)

Date: March 17, 2007


By:   /s/ Thomas J. Riha
      ------------------
      Thomas J. Riha,
      Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc. (chief financial officer and chief accounting officer)

Date: March 17, 2007


By:   /s/ Wilfred N. Cooper, Sr.
      --------------------------
      Wilfred N. Cooper, Sr.,
      Chairman of the Board of WNC & Associates, Inc.

Date: March 17, 2007


By:   /s/ Kay L. Cooper
      -----------------
      Kay L. Cooper
      Director of WNC & Associates, Inc.

Date: March 17, 2007