Form 10-Q
period 2004-06-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 2008-03-17
CIK 913497

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)
 |X|QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 2004
                For the quarterly period ended September 30, 2004
                For the quarterly period ended December 31, 2004

                                       OR

 [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

             For the transition period from ________ to ___________

                         Commission file number: 0-28370

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

                   California                       33-0596399
          (State or other jurisdiction of        (I.R.S. Employer
           incorporation or organization)        Identification No.)


                     17782 Sky Park Circle, Irvine, CA 92614
                   ( Address of principle executive offices )

                                 (714) 622-5565
                              ( Telephone Number )

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    No X
   ---   ---

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___No _X__

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                  For the Quarterly Period Ended June 30, 2004
                    Quarterly Period Ended September 30, 2004
                    Quarterly Period Ended December 31, 2004


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

     Balance Sheets
        As of June 30, 2004, September 30, 2004, December 31, 2004
        and March 31, 2004.....................................................3

     Statements of Operations
        For the Three Months Ended June 30, 2004 and 2003......................4
        For the Three and Six Months Ended September 30, 2004 and 2003.........5
        For the Three and Nine Months Ended December 31, 2004 and 2003.........6

     Statement of Partners' Equity (Deficit)
        For the Three Months Ended June 30, 2004 ..............................7
        For the Six Months Ended September 30, 2004 ...........................7
        For the Nine Months Ended December 31, 2004 ...........................7

     Statements of Cash Flows
        For the Three Months Ended June 30, 2004 and 2003......................8
        For the Six Months Ended September 30, 2004 and 2003...................9
        For the Nine Months Ended December 31, 2004 and 2003..................10

     Notes to Financial Statements............................................11

     Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................................23

     Item 3. Quantitative and Qualitative Disclosures About Market Risk.......25

     Item 4. Controls and Procedures .........................................25

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings................................................25

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....25

     Item 3.  Defaults Upon Senior Securities.................................26

     Item 4.  Submission of Matters to a Vote of Security Holders.............26

     Item 5.  Other Information...............................................26

     Item 6. Exhibits.........................................................26

     Signatures...............................................................27

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                                   (unaudited)

                                                                          September 30,             December 31,
                                                     June 30, 2004             2004                    2004           March 31, 2004
                                                 --------------------   ---------------------    -----------------   ---------------

ASSETS
Cash                                             $             10,812   $              23,066    $          23,931   $        8,710
Investments in Local Limited Partnerships,
  net (Note 2)                                              2,970,411               2,830,406            2,697,705        4,658,703
Other assets                                                      998                     998                  998              998
                                                 --------------------   ---------------------    -----------------   ---------------

Total Assets                                     $         2,982,221    $           2,854,470    $       2,722,634   $    4,668,411
                                                 ====================   =====================    =================   ===============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued fees and advanced due to
   General Partner and affiliates (Note 3)
                                                 $            422,660   $             440,602    $         459,390   $      403,826
                                                 --------------------   ---------------------    -----------------   ---------------


Total Liabilities                                             422,660                 440,602              459,390          403,826
                                                 --------------------   ---------------------    -----------------   ---------------

Partners' equity (deficit):
  General Partner                                            (126,716)               (128,173)            (129,679)        (109,666)
  Limited Partners (20,000 Partnership Units
      authorized;15,600 Partnership Units
      issued and outstanding)
                                                            2,686,277               2,542,041            2,392,923        4,374,251
                                                 --------------------   ---------------------    -----------------   ---------------


      Total Partners' Equity                                2,559,561               2,413,868            2,263,244        4,264,585
                                                  --------------------   ---------------------    -----------------  ---------------

       Total Liabilities and Partners' Equity    $          2,982,221   $           2,854,470    $       2,722,634   $    4,668,411
                                                  ====================   =====================    =================  ===============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2004 and 2003
                                   (unaudited)


                                                      2004                              2003
                                                -----------------                ------------------
                                                  Three Months                      Three Months
                                                -----------------                ------------------

Reporting fees                                $            2,100               $                 -
Distribution income                                            -                             2,990
                                                -----------------                ------------------
                                                           2,100                             2,990
                                                -----------------                ------------------
Operating expenses:
  Amortization (Note 2)                                    7,883                             9,422
  Asset management fees (Note 3)                          11,000                            11,000
  Impairment loss (Note 2)                             1,560,537                                 -
  Legal and accounting fees                                5,525                             5,089
  Other                                                    2,309                             6,405
                                                -----------------                -------------------

    Total operating expenses                           1,587,254                            31,916
                                                -----------------                -------------------

Loss from operations                                  (1,585,154)                          (28,926)

Equity in losses of Local
 Limited Partnerships (Note 2)                          (119,872)                         (120,105)

Interest income                                                2                                48
                                                -----------------                -------------------


Net loss                                      $       (1,705,024)              $          (148,983)
                                                =================                ===================

Net loss allocated to:
  General Partner                             $          (17,050)              $            (1,490)
                                                =================                ===================


  Limited Partners                            $       (1,687,974)              $          (147,493)
                                                =================                ===================


Net loss per
  Partnership  Unit                           $             (108)              $                (9)
                                                =================                ===================


Outstanding weighted
  Partnership  Units                                      15,600                            15,600
                                                =================                ===================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                       For the Three and Six Months Ended
                           September 30, 2004 and 2003
                                   (unaudited)

                                                        2004                                       2003
                                        -------------------------------------     ---------------------------------------
                                             Three                 Six                 Three                  Six
                                             Months               Months              Months                 Months
                                        -----------------     ---------------     ----------------      -----------------
Reporting fees                        $               -      $        2,100      $             -       $              -
Miscellaneous income                                  -                   -                   68                  3,058
                                        -----------------     ---------------     ----------------      -----------------
                                                      -               2,100                   68                  3,058
                                        -----------------     ---------------     ----------------      -----------------
Operating expenses:
  Amortization (Note 2)                           7,883              15,766                9,422                 18,844
  Asset management fees (Note 3)                 11,000              22,000               11,000                 22,000
  Impairment loss (Note 2)                            -           1,560,537                    -                      -
  Legal and accounting fees                       6,700              12,225               14,800                 19,889
  Other                                             243               2,552                1,466                  7,871
                                        -----------------     ---------------     ----------------      -----------------

    Total operating expenses                     25,826           1,613,080               36,688                 68,604
                                        -----------------     ---------------     ----------------      -----------------

Loss from operations                            (25,826)         (1,610,980)             (36,620)               (65,546)

Equity in losses of Local
  Limited Partnerships (Note 2)                (119,872)           (239,744)            (120,105)              (240,210)

Interest income                                       5                   7                   33                     81
                                        -----------------     ---------------     ----------------      -----------------


Net loss                              $        (145,693)     $   (1,850,717)     $      (156,692)      $       (305,675)
                                        =================     ===============     ================      =================

Net loss allocated to:
  General Partner                     $          (1,457)     $      (18,507)     $        (1,567)      $         (3,057)
                                        =================     ===============     ================      =================


  Limited Partners                    $        (144,236)     $   (1,832,210)     $      (155,125)      $       (302,618)
                                        =================     ===============     ================      =================

Net loss per
  Partnership Unit                    $              (9)     $         (117)     $           (10)      $            (19)
                                        =================     ===============     ================      =================

Outstanding weighted
  Partnership Units                              15,600              15,600               15,600                 15,600
                                        =================     ===============     ================      =================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                       For the Three and Nine Months Ended
                           December 31, 2004 and 2003
                                   (unaudited)

                                                       2004                                       2003
                                        ----------------------------------     ----------------------------------------
                                            Three                Nine               Three                    Nine
                                           Months               Months              Months                  Months
                                        --------------       -------------     -----------------         --------------
Reporting fees                        $          850       $       2,950     $               -        $             -
Miscellaneous income                               -                   -                     -                  3,058
                                        --------------       -------------     -----------------         --------------
                                                 850               2,950                     -                  3,058
                                        --------------       -------------     -----------------         --------------

Operating expenses:
  Amortization (Note 2)                        7,883              23,649                 9,422                 28,266
  Asset management fees  (Note 3)             11,000              33,000                11,000                 33,000
  Impairment loss (Note 2)                         -           1,560,537                     -                      -
  Legal and accounting fees                    6,700              18,925                   484                 20,373
  Other                                        1,088               3,640                 1,652                  9,523
                                        --------------       -------------     -----------------         --------------

    Total operating expenses                  26,671           1,639,751                22,558                 91,162
                                        --------------       -------------     -----------------         --------------

Loss from operations                         (25,821)         (1,636,801)              (22,558)               (88,104)

Equity in losses of Local
 Limited Partnerships (Note 2)              (124,818)           (364,562)             (120,105)              (360,315)

Interest income                                   15                  22                    24                    105
                                        --------------       -------------     -----------------         --------------

Net loss                              $     (150,624)      $  (2,001,341)    $        (142,639)       $      (448,314)
                                        ==============       =============     =================         ==============
Net loss allocated to:
  General Partner                     $       (1,506)      $     (20,013)    $          (1,426)       $        (4,483)
                                        ==============       =============     =================         ==============

  Limited Partners                    $     (149,118)      $  (1,981,328)    $        (141,213)       $      (443,831)
                                        ==============       =============     =================         ==============

Net loss per
  Partnerships Units                  $          (10)      $        (127)    $              (9)       $           (28)
                                        ==============       =============     =================         ==============

Outstanding weighted
  Partnership Units                           15,600              15,600                15,600                 15,600
                                        ==============       =============     =================         ==============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

  For the Three Months Ended June 30, 2004, Six Months Ended September 30, 2004
                        And Nine Months Ended December 31
                                   (unaudited)

                                     For the Three Months Ended June 30, 2004

                                                          General               Limited
                                                          Partner               Partners                 Total
                                                       ---------------      ----------------      ------------------
Partners' equity (deficit) at March 31, 2004         $      (109,666)     $       4,374,251     $       4,264,585

Net loss                                                     (17,050)            (1,687,974)           (1,705,024)
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at June 30, 2004          $      (126,716)     $       2,686,277     $       2,559,561
                                                       ===============      ================      ==================


                                    For the Six Months Ended September 30, 2004

                                                          General               Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------
Partners' equity (deficit) at March 31, 2004         $       (109,666)     $      4,374,251     $       4,264,585

Net loss                                                      (18,507)           (1,832,210)           (1,850,717)
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at September 30, 2004     $       (128,173)     $      2,542,041     $       2,413,868
                                                       ===============      ================      ==================


                                    For the Nine Months Ended December 31, 2004

                                                          General               Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------
Partners' equity (deficit) at March 31, 2004         $       (109,666)    $       4,374,251     $       4,264,585

Net loss                                                      (20,013)           (1,981,328)           (2,001,341)
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at December 31, 2004      $       (129,679)     $      2,392,923     $       2,263,244
                                                       ===============      ================      ==================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2004 and 2003
                                   (unaudited)

                                                                              2004                 2003
                                                                        --------------      ---------------
Cash flows from operating activities:

  Net loss                                                            $   (1,705,024)    $       (148,983)
    Adjustments to reconcile net loss to net
      cash provided by operating activities:
        Amortization                                                           7,883                9,422
        Equity in losses of Local Limited Partnerships                       119,872              120,105
        Impairment loss                                                    1,560,537                    -
        Change in accrued  fees and expenses due to
           General Partner and affiliates                                     18,834               22,494
                                                                        --------------      ---------------
        Net cash provided by operating activities                              2,102                3,038
                                                                        --------------      ---------------

Cash flows from investing activities:

      Distributions received from Local Limited Partnerships                       -                4,398
                                                                        --------------      ---------------

         Net cash provided by investing activities                                 -                4,398
                                                                        --------------      ---------------

Net increase in cash                                                           2,102                7,436

Cash,  beginning of period                                                     8,710               16,162
                                                                        --------------      ---------------

Cash, end of period                                                   $       10,812     $         23,598
                                                                        ==============      ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                         $            -     $              -
                                                                        ==============      ===============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2004 and 2003
                                   (unaudited)

                                                                             2004                 2003
                                                                        --------------      ---------------
Cash flows from operating activities:
  Net loss                                                            $   (1,850,717)     $      (305,675)
    Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
        Amortization                                                          15,766               18,844
        Equity in losses of Local Limited Partnerships                       239,744              240,210
        Impairment loss                                                    1,560,537                    -
        Change in accrued  fees and expenses due to
           General Partner and affiliates                                     36,776               27,451
                                                                        --------------      ---------------
        Net cash provided by (used in) operating activities                    2,106              (19,170)
                                                                        --------------      ---------------

Cash flows from investing activities:

      Distributions received from Local Limited Partnerships                  12,250               18,116
                                                                        --------------      ---------------

Net cash provided by investing activities                                     12,250               18,116
                                                                        --------------      ---------------

Net increase (decrease) in cash                                               14,356               (1,054)

Cash, beginning of period                                                      8,710               16,162
                                                                        --------------      ---------------

Cash, end of period                                                   $       23,066      $        15,108
                                                                        ==============      ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                         $            -      $             -
                                                                        ==============      ===============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2004 and 2003
                                   (unaudited)

                                                                            2004                2003
                                                                        --------------      ---------------
Cash flows from operating activities:
  Net loss                                                            $   (2,001,341)     $      (448,314)
    Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
        Amortization                                                          23,649               28,266
        Equity in losses of Local Limited Partnerships                       364,562              360,315
        Impairment loss                                                    1,560,537                    -
        Change in accrued  fees and expenses due to
           General Partner and affiliates                                     55,564               32,081
                                                                        --------------      ---------------
        Net cash provided by (used in) operating activities                    2,971              (27,652)
                                                                        --------------      ---------------

Cash flows from investing activities:

      Distributions received from Local Limited Partnerships                  12,250               18,216
                                                                        --------------      ---------------

Net cash provided by investing activities                                     12,250               18,216
                                                                        --------------      ---------------

Net increase (decrease) in cash                                               15,221               (9,436)

Cash, beginning of period                                                      8,710               16,162
                                                                        --------------      ---------------

Cash, end of period                                                   $       23,931      $         6,726
                                                                        ==============      ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                         $            -      $             -
                                                                        ==============      ===============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

      For the Quarterly periods ended June 30, 2004, September 30, 2004 and
                                December 31, 2004
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2004, six months ended September 30, 2004 and nine months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2004.

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

The Partnership shall continue to be in full force and effect until December 31, 2050, unless terminated prior to that date, pursuant to the partnership agreement or law.

The financial statements include only activity relating to the business of the Partnership, and do not give effect to any assets that the partners may have outside of their interests in the Partnership, or to any obligations, including income taxes, of the partners.

The Partnership Agreement authorized the sale of 20,000 units of limited partnership interest ("Partnership Units") at $1,000 per Partnership Unit. The offering of Partnership Units concluded in July 1995 at which time 15,600
Partnership Units representing subscriptions, net of discounts for volume purchases of more than 100 Partnership Units, in the amount of $15,241,000 had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits. The investors (the "Limited Partners") will be allocated the remaining 99% of these items in proportion to their respective investments.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

      For the Quarterly periods ended June 30, 2004, September 30, 2004 and
                                December 31, 2004
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or a non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited
Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

      For the Quarterly periods ended June 30, 2004, September 30, 2004 and
                                December 31, 2004
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Substantially all of the Low Income Housing Tax Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated any Low Income Housing Tax Credits from the Local Limited Partnerships in the future. Until the Local Limited Partnerships have completed the 15 year Low Income Housing Tax Credit compliance period, risks exist for potential recapture of prior Low Income Housing Tax Credits.

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

Exit Strategy
-------------

The IRS compliance period for Low-Income Housing Tax Credit properties is generally 15 years from occupancy following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments using the Low Income Housing Tax Credits. The initial programs are completing their compliance periods. As of December 31, 2004, none of the Local Limited Partnerships had completed the 15 year compliance period.

With that in mind, the Partnership is continuing to review the Housing Complexes, with special emphasis on the more mature Housing Complexes such as any that have satisfied the IRS compliance requirements. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2004. As of December 31, 2004, no Housing Complex had been selected for disposition. Subsequent to December 31, 2004, on October 31, 2006, the Housing Complex of one Local Limited Partnership (EW, a California Limited Partnership) was sold and the Local Limited Partnership (Crossings II Limited Dividend Housing Association, Limited Partnership) was identified for disposition in October 2007 (see Note 4).

Method of Accounting for Investments in Local Limited Partnerships
------------------------------------------------------------------

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

      For the Quarterly periods ended June 30, 2004, September 30, 2004 and
                                December 31, 2004
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment and are being amortized over 30 years. (See Note 2)

"Equity in losses of Local Limited Partnerships" for each of the periods ended December 31, 2004, September 30, 2004, June 30, 2004 and 2003, respectively have been recorded by the Partnership. Management's estimate for the three, six and nine-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are impaired (see
Note 2). If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board Interpretation No. 46-Revised, "Consolidation of Variable Interest Entities", because the Partnership is not considered the primary beneficiary. The Partnership's balance in investments in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on such investments, represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the local General Partners and their guarantees against Low Income Housing Tax Credit recapture.

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of December 31, 2004, twelve investment accounts in Local Limited Partnerships had reached a zero balance.

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Partnership had no cash equivalents for all periods presented.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

      For the Quarterly periods ended June 30, 2004, September 30, 2004 and
                                December 31, 2004
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

Income Taxes
------------

No provision for income taxes has been recorded in the financial statements as any liability and or benefits for income taxes flows to the partners of the Partnership and is their obligation and/or benefit. For income tax purposes the Partnership reports on a calendar year basis.

Net Loss Per Partnership Unit
-----------------------------

Net loss per Partnership Unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per Partnership Unit includes no dilution and is computed by dividing loss allocated to Limited Partners by the weighted average number of Partnership Units outstanding during the period. Calculation of diluted net loss per Partnership Unit is not required.

Amortization
------------

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for the three months ended June 30, 2004 and 2003 was $7,883 and $9,422, respectively. For the six months ended September 30, 2005 and 2004 amortization expense was $15,766 and $18,844, respectively, and for the nine months ended December 31, 2005 and 2004 it was $23,649 and $28,266, respectively.

Impairment
-----------

A loss in value from a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the fund and the estimated residual value to the Partnership.

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of  period  presented,  the  Partnership  has  acquired  limited  partnership interests  in  twenty-two  Local  Limited  Partnerships,  each of which owns one
Housing Complex consisting of an aggregate of 892 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low tax Credits of the Local Limited Partnerships.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

      For the Quarterly periods ended June 30, 2004, September 30, 2004 and
                                December 31, 2004
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

A loss in value from a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining tax credits allocated to the fund and the estimated residual value to the Partnership. Accordingly, the Partnership recorded an impairment loss of $1,560,537 and $0, during the three months ended June 30, 2004 and 2003, respectively. There were no additional impairment losses for the periods ending September 30, 2004 and 2003 and December 31, 2004 and 2003.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                   For the Three              For the Year
                                                                    Months Ended                  Ended
                                                                   June 30, 2004             March 31, 2004
                                                              -----------------------      ------------------

     Investments per balance sheet, beginning of period       $           4,658,703      $        6,098,332
     Impairment loss                                                     (1,560,537)               (916,713)
     Equity in losses of Local Limited Partnerships                        (119,872)               (472,828)
     Distributions received from Local Limited Partnerships                       -                 (12,400)
     Amortization of capitalized acquisition fees and
     costs                                                                   (7,883)                (37,688)
                                                                ---------------------      ------------------
     Investments per balance sheet, end of period             $           2,970,411      $        4,658,703
                                                                =====================      ==================


                                                                     For the Six               For the Year
                                                                    Months Ended                  Ended
                                                                 September 30, 2004          March 31, 2004
                                                              -----------------------      ------------------
     Investments per balance sheet, beginning of period       $           4,658,703      $        6,098,332
     Impairment loss                                                     (1,560,537)               (916,713)
     Equity in losses of Local Limited Partnerships                        (239,744)               (472,828)
     Distributions received from Local Limited Partnerships                 (12,250)                (12,400)
     Amortization of capitalized acquisition fees and
     costs                                                                  (15,766)                (37,688)
                                                                ---------------------      ------------------
     Investments per balance sheet, end of period             $           2,830,406      $        4,658,703
                                                                =====================      ==================

                                                                     For the Nine              For the Year
                                                                     Months Ended                  Ended
                                                                 December 31, 2004           March 31, 2004
                                                              -----------------------      ------------------
     Investments per balance sheet, beginning of period       $           4,658,703      $        6,098,332
     Impairment loss                                                     (1,560,537)               (916,713)
     Equity in losses of Local Limited Partnerships                        (364,562)               (472,828)
     Distributions received from Local Limited Partnerships                 (12,250)                (12,400)
     Amortization of capitalized acquisition fees and
     costs                                                                  (23,649)                (37,688)
                                                                ---------------------      ------------------
     Investments per balance sheet, end of period             $           2,697,705      $        4,658,703
                                                                =====================      ==================




                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

      For the Quarterly periods ended June 30, 2004, September 30, 2004 and
                                December 31, 2004
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

                                                                        For the Three Months
                                                                               Ended               For the Year Ended
                                                                           June 30, 2004             March 31, 2004
                                                                       -----------------------     --------------------
Investments in Local Limited Partnerships, net                    $                 2,312,801   $            3,993,210
Acquisition fees and costs, net of accumulated amortization of
$570,443 and $562,560                                                                 657,610                  665,493
                                                                       -----------------------     --------------------
Investments per balance sheet, end of period                      $                 2,970,411   $            4,658,703
                                                                       =======================     ====================



                                                                         For the Six Months
                                                                               Ended               For the Year Ended
                                                                         September 30, 2004          March 31, 2004
                                                                       -----------------------     --------------------
Investments in Local Limited Partnerships, net                        $             2,180,679      $         3,993,210
Acquisition fees and costs, net of accumulated amortization of
$578,326 and $562,560                                                                 649,727                  665,493
                                                                       -----------------------     --------------------
Investments per balance sheet, end of period                          $             2,830,406      $         4,658,703
                                                                       =======================     ====================

                                                                        For the Nine Months        For the Year Ended
                                                                               Ended
                                                                         December 31, 2004           March 31, 2004
                                                                       -----------------------     --------------------
Investments in Local Limited Partnerships, net                        $             2,068,600       $        3,993,210
Acquisition fees and costs, net of accumulated amortization of
$598,948 and $562,560                                                                 629,105                  665,493
                                                                       -----------------------     --------------------
Investments per balance sheet, end of period                          $             2,697,705       $        4,658,703
                                                                       =======================     ====================

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

      For the Quarterly periods ended June 30, 2004, September 30, 2004 and
                                December 31, 2004
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

Selected financial information for the three months ended June 30, 2004 and 2003 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                                COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                                                       2004                       2003
                                                               ----------------------      ------------------
        Revenues                                             $             1,069,000     $         1,080,000
                                                               ----------------------      ------------------
        Expenses:
          Interest expense                                                   269,000                 288,000
          Depreciation and amortization                                      330,000                 334,000
          Operating expenses                                                 724,000                 658,000
                                                               ----------------------      ------------------
            Total expenses                                                 1,323,000               1,280,000
                                                               ----------------------      ------------------

        Net loss                                             $              (254,000)    $          (200,000)
                                                               ======================      ==================
        Net loss allocable to the Partnership                $              (251,000)    $          (197,000)
                                                               ======================      ==================
        Net loss recorded by the Partnership                 $              (120,000)    $          (120,000)
                                                               ======================      ==================

Selected financialinformation for the six months ended September 30, 2004 and 2003 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                               2004                    2003
                                                                        -------------------    ---------------------
                Revenues                                              $          2,137,000   $            2,161,000
                                                                        -------------------    ---------------------
                Expenses:
                  Interest expense                                                 538,000                  576,000
                  Depreciation and amortization                                    661,000                  668,000
                  Operating expenses                                             1,447,000                1,317,000
                                                                        -------------------    ---------------------
                Total expenses                                                   2,646,000                2,561,000
                                                                        -------------------    ---------------------

                Net loss                                              $          (509,000)   $            (400,000)
                                                                        ===================    =====================
                Net loss allocable to the Partnership                 $          (503,000)   $            (395,000)
                                                                        ===================    =====================
                Net loss recorded by the Partnership                  $          (240,000)   $            (240,000)
                                                                        ===================    =====================

                WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

      For the Quarterly periods ended June 30, 2004, September 30, 2004 and
                                December 31, 2004
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

Selected financial information for the nine months ended December 31, 2004 and 2003 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                                COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                                                        2004                     2003
                                                               ----------------------      ------------------
        Revenues                                             $             3,206,000      $        3,241,000
                                                               ----------------------      ------------------
        Expenses:
          Interest expense                                                   807,000                 863,000
          Depreciation and amortization                                      992,000               1,003,000
          Operating expenses                                               2,170,000               1,975,000
                                                               ----------------------      ------------------
        Total expenses                                                     3,969,000               3,841,000
                                                               ----------------------      ------------------

        Net loss                                             $              (763,000)     $         (600,000)
                                                               ======================      ==================
        Net loss allocable to the Partnership                $              (754,000)     $         (592,000)
                                                               ======================      ==================
        Net loss recorded by the Partnership                 $              (365,000)     $         (360,000)
                                                               ======================      ==================

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

      For the Quarterly periods ended June 30, 2004, September 30, 2004 and
                                December 31, 2004
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

Troubled Properties
-------------------

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

The Partnership has two investments, consisting of 99% limited partnership interests in each of Broken Bow Apartments I, Limited Partnership (Broken Bow") and Sidney Apartments I, Limited Partnership ("Sidney"). Due to operational difficulties and negative cash flows in 2000, foreclosure procedures were commenced by the lender of these two Local Limited Partnerships. As a result, the Partnerships , Broken Bow and Sidney, in addition to a WNC subsidiary executed a work-out agreement with the lender (the "Agreement"), which was effective December 14, 2001. Broken Bow was required to pay to the lender $165,000 as a partial settlement of the indebtedness due and owed by Broken Bow due to the fact that their loan was a construction loan. The Partnership advanced the aforementioned monies to Broken Bow and fully reserved the amount as of March 31, 2002. The balance of the indebtedness owed to the lender by Broken Bow was satisfied by the execution of two promissory notes. Simultaneously, the balance of the indebtedness owed to the lender by Sidney was also satisfied by the execution of two promissory notes. The Partnership and a WNC subsidiary had executed a guarantee for the payment of both notes of Broken Bow and Sidney. In addition, several other commitments were made. Broken Bow and Sidney had also executed a grant deed to the lender in the event that any of the entities defaulted under the terms and provisions of the notes. The deeds were held in escrow, and if Broken Bow or Sidney defaults on either note, the lender may, at its option, record the respective deed. In addition, the Partnership had under the promissory notes assigned the lender as additional collateral all of its residual value interests, as defined, in all of the Local Limited Partnerships. The Partnership and the Local Limited Partnerships were prohibited from selling, assigning, transferring or further encumbering the Housing
Complexes retained by each Local Limited Partnership without the lenders acknowledgement.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

      For the Quarterly periods ended June 30, 2004, September 30, 2004 and
                                December 31, 2004
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a) Acquisition fees of up to 8% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,058,950. Accumulated amortization of these capitalized costs was $513,970, $506,538, $499,106 and $491,674 as of December 31, 2004,
          September 30, 2004, June 30, 2004 and March 31, 2004, respectively.

(b) Reimbursement of costs incurred by the General Partner or an affiliate of Associates in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.2% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $169,103, which have been included in investments in Local Limited Partnerships. Accumulated amortization was $84,978, $71,788, $71,337 and $60,886 as of December 31, 2004,
          September 30, 2004, June 30, 2004 and March 31, 2004, respectively.

(c) An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages, for the life of the Partnership. Asset management fees of $11,000 were incurred during each of the three months ended June 30, 2004 and 2003. For the six months ended September 30, 2004 and 2003, the Partnership incurred asset management fees of $22,000. Management fees of $33,000 were incurred during each of the nine months ended December 31, 2004 and 2003. The Partnership paid the General Partner or its affiliates $0 of those fees during the three months ended June 30, 2004 and 2003, the six months ended September 30, 2004 and 2003 and the nine months ended December 31, 2004 and 2003.

(d) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2003 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

(e) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $0 during each of the three months ended June 30, 2004 and 2003. For the six months ended September 30, 2004 and 2003 the Partnership reimbursed operating expenses of approximately $0 and $22,309, respectively. For the nine months ended December 31, 2004 and 2003, operating expense reimbursements were $0 and $31,786, respectively.

   WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

      For the Quarterly periods ended June 30, 2004, September 30, 2004 and
                                December 31, 2004
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

                                               June 30, 2004       September 30,         December 31,        March 31, 2004
                                                                        2004                 2004
                                              ----------------    -----------------    -----------------     ---------------
       Accrued asset management fees          $     247,284      $     258,284          $    269,284        $     236,284
       Expenses paid by the General
       Partners or an affiliates
       on behalf of the Partnership
                                                    175,376            182,318               190,106              167,542
                                              ----------------    -----------------    -----------------     ---------------
             Total                            $     422,660      $     440,602          $    459,390        $     403,826
                                              ================    =================    =================     ===============

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.


NOTE 4 - SUBSEQUENT EVENTS
--------------------------

On October 31, 2006, the Partnership sold the Housing Complex of one Local Limited Partnership, EW, a Wisconsin Limited Partnership ("EW") and the Local Limited Partnership was subsequently dissolved. EW had not completed its 15-year compliance period. The Partnership did not purchase a surety bond since the cost of the bond was equal to the amount of credits at risk for recapture. The Partnership retained a cash balance to cover any recapture. The Housing Complex was sold for the same amount as the outstanding mortgage owing. The net investment balance in this Local Limited Partnership was zero, since there was no distribution of cash there was no gain or loss for the Partnership. The disposition was due to this Local Limited Partnership experiencing operational and cash flow issues. At the time of disposition, the Partnership had advanced approximately $61,200 to this Local Limited Partnership which was not recovered and the advances were reserved.

In October 2007, one additional Housing Complex has been identified for disposition (Crossing II Limited Dividend Housing Association LP ("Crossings II")). This Local Limited Partnership started to experience operational issues during the year ended March 31, 2005 and continues to have operation issues primarily due to cash flow issues. The Partnership received all of the Low Income Housing Tax Credits from Crossings II, with the final credits being taken in 2007. The Local Limited Partnership's General Partner is looking to purchase the Partnership's limited partnership interest in Crossings II. The General Partner is going to post the surety bond to protect the Partnership from recapture. The anticipated closing date of this transaction is April of 2008.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

With the exception of the discussion regarding historical information, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-Q contain forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

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

Subsequent written and oral forward looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this filing.

The following discussion and analysis compares the results of operations for the three months ended June 30, 2004 and 2003, the three and six months ended September 30, 2004 and 2003, and the three and nine months ended December 31, 2004 and 2003, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2004 consisted primarily of $11,000 in cash and aggregate investments in the twenty-two Local Limited Partnerships of $2,970,000. Liabilities at June 30, 2004 primarily consisted of $423,000 of accrued annual asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates.

The Partnership's assets at September 30, 2004 consisted primarily of $23,000 in cash and aggregate investments in the twenty-two Local Limited Partnerships of $2,830,000. Liabilities at September 30, 2004 primarily consisted of $441,000 of accrued annual asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates.

The Partnership's assets at December 31, 2004 consisted primarily of $24,000 in cash and aggregate investments in the twenty-two Local Limited Partnerships of $2,698,000. Liabilities at December 31, 2004 primarily consisted of $459,000 of accrued annual asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates.

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003. The Partnership's net loss for the three months ended June 30, 2004 was $(1,705,000), reflecting an increase of approximately $(1,556,000) from the net loss of $(149,000) for the three months ended June 30, 2003. The increase in net loss was primarily due to the increase in impairment loss of $(1,561,000). The Partnership used to assess impairment in the fourth quarter and as of June 30, 2004 the Partnership started to assess and record any impairment loss in the first quarter. As such there is an increase in the impairment loss. The impairment loss was offset by a $2,000 decrease in amortization and a $4,000 decrease in other operating expenses. There was also an increase of $2,000 in reporting fees and a decrease of $(3,000) in distribution income due to the fact that Local Limited Partnerships pay the reporting fee and distribution income to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

Three  Months  Ended  September  30,  2004  Compared to the Three  Months  Ended
September  30,  2003  The  Partnership's  net loss for the  three  months  ended
September 30, 2004 was $(146,000), reflecting a decrease of approximately $11,000 from the net loss of $(157,000) for the three months ended September 30, 2003. The decrease was due to the loss from operations decreasing by $11,000. This was the result of an $8,000 decrease in legal and accounting fees due to the timing issue of accounting work being performed. Amortization also decreased by $2,000 along with a $1,000 decrease in other operating expenses.

Six Months Ended September 30, 2004 Compared to the Six Months Ended September 30, 2003 The Partnership's net loss for the six months ended September 30, 2004 was $(1,851,000), reflecting an increase of approximately $(1,545,000) from the net loss of $(306,000) for the six months ended September 30, 2003. The increase in net loss was primarily due to the increase in impairment loss of $(1,561,000). The Partnership used to assess impairment in the fourth quarter and as of June 30, 2004 the Partnership started assessing and recording impairment loss in the first quarter. As such there is an increase in the impairment loss. The accounting and legal expenses decreased by $8,000 for the six months ended September 30, 2004 compared to the six months ended September 30, 2003 due to the timing issue of accounting work being performed. Other operating expenses decreased by $5,000 along with a $3,000 decrease in amortization. Reporting fees increased by $2,000 for the six months ended September 30, 2004 compared to the six months ended September 30, 2003 due to the fact that Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. The increase in the reporting fee was offset by a decrease of $(3,000) in miscellaneous income.

Three Months Ended December 31, 2004 Compared to the Three Months Ended December 31, 2003 The Partnership's net loss for the three months ended December 31, 2004 was $(151,000), reflecting an increase of approximately $(8,000) from the net loss of $(143,000) for the three months ended December 31, 2003. The increase is due to an increase in loss from operations of $(3,000) to $(26,000) for the three months ended December 31, 2004 from $(23,000) for the three months ended December 31, 2003. The increase in loss from operations was due to an increase in legal and accounting fees of $ (6,000) due to the timing issue of accounting work being performed. There was also a decrease in amortization of $2,000 for the three months ended December 31, 2004 compared to the three months ended December 31, 2003. As investment balances in Local Limited Partnership's reached zero the related acquisition costs and fees associated with those particular investment balances were written down to zero, amortization expenses decrease in the subsequent quarters. Reporting fees increased by $1,000 due to the fact that Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

Nine Months Ended December 31, 2004 Compared to Nine Months Ended December 31, 2003 The Partnership's net loss for the nine months ended December 31, 2004 was $(2,001,000), reflecting an increase of approximately $(1,553,000) from the net loss of $(448,000) for the nine months ended December 31, 2003. The increase in net loss was primarily due to the increase in impairment loss of $(1,561,000). The Partnership used to assess impairment in the fourth quarter and as of June 30, 2004 the Partnership started assessing and recording impairment loss in the first quarter. As such there is an increase in the impairment loss. The accounting and legal expenses decreased by $1,000 for the nine months ended December 31, 2004 compared to the nine months ended December 31, 2003 due to the timing issue of accounting work being performed. There was also a $6,000 decrease in other operating expenses along with a $5,000 decrease in amortization. As investment balances in Local Limited Partnership's reached zero the related acquisition costs and fees associated with those particular investment balances were written down to zero, amortization expenses decrease in the subsequent quarters. Reporting fees increased by $3,000 for the nine months ended December 31, 2004 compared to the nine months ended December 31, 2003 due to the fact that Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. The increase in reporting fees was offset by a decrease in miscellaneous income of $(3,000).There was also an increase of equity in losses of limited partnerships of $(4,000) to $(364,000) for the nine months ended December 31, 2004 from $(360,000) for the nine months ended December 31, 2003. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships.

Capital Resources and Liquidity

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003 Net cash provided during the three months ended June 30, 2004 was $2,000, compared to net cash provided during the three months ended June 30, 2003 of $7,000 reflecting a change of $(5,000). This change was primarily due to a $(4,000) decrease in distributions received from Local Limited Partnerships that was due to the fact that Local Limited Partnerships pay the distributions to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. The change in cash was also due to a $(1,000) decrease in cash provided for operating activities.

Six Months Ended September 30, 2004 Compared to Six Months Ended September 30, 2003 Net cash provided during the six months ended September 30, 2004 was $14,000, compared to net cash used during the six months ended September 30, 2003 of $(1,000), reflecting a change of $15,000. This change was primarily due to a $21,000 change in net cash from operating activities due to the fact that during the six months ended September 30, 2004 the Partnership did not reimburse the General Partner and/or its affiliates any cash for advances and asset management fees compared to $22,000 that the Partnership reimbursed the General Partner for during the six months ended September 30, 2003. There was also a $(1,000) decrease in operating income collected by the Partnership for the six months ended September 30, 2004. Additionally, there was a $(6,000) decrease in distributions received from Local Limited Partnerships due to the fact that Local Limited Partnerships pay the distributions to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

Nine Months Ended December 31, 2004 Compared to Nine Months Ended December 31, 2003 Net cash provided during the nine months ended December 31, 2004 was $15,000, compared to net cash used during the nine months ended December 31, 2003 of $(10,000), reflecting a change of $25,000. This change was due to a $31,000 change in net cash for operating activities that was primarily due to the Partnership not reimbursing the General Partner and/or its affiliates any cash for advances and asset management fees during the nine months ended December 31, 2004 compared to $32,000 during the nine months ended December 31, 2003. Additionally, there was a $(6,000) decrease in distributions received from Local Limited Partnerships due to the fact that Local Limited Partnerships pay the distributions to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2004, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through March 31, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         NOT APPLICABLE

Item 4.  Controls and Procedures

          As of the end of the period covered by this report, the Partnership's General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates carried out an evaluation of the effectiveness of the Fund's "disclosure controls and procedures" as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.

          Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarters ended June 30, 2004, September 30, 2004 and December 31, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

         NONE

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         NONE

Item 3.  Defaults Upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE

Item 5.  Other Information

         NONE

Item 6.   Exhibits

31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 312 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 312 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1 Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2 Section 1350 Certification of the Chief Financial Officer. (filed herewith)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2


By:  WNC & ASSOCIATES, INC.                 General Partner





By: /s/ Wilfred N. Cooper, Jr.
------------------------------

Wilfred N. Cooper, Jr.
Chairman and Chief Executive Officer of WNC & Associates, Inc.

Date: March 17, 2008





By:  /s/ Thomas J. Riha
-----------------------

Thomas J. Riha
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: March 17, 2008
                                       27