Form 10-Q
period 2005-06-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 2008-03-17
CIK 913497

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

 (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 2005
                For the quarterly period ended September 30, 2005
                For the quarterly period ended December 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

             For the transition period from ________ to ___________

                        Commission file number: 000-28370


                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

                   California                       33-0596399
           (State or other jurisdiction of       (I.R.S. Employer
            incorporation or organization)       Identification No.)


                     17782 Sky Park Circle, Irvine, CA 92614
                    (Address of principle executive offices )

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

Yes      No   X
   ------ -------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer___ Accelerated filer___

Non-accelerated filer___X__ Smaller reporting company___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___No _X__

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                  For the Quarterly Period Ended June 30, 2005
                    Quarterly Period Ended September 30, 2005
                    Quarterly Period Ended December 31, 2005


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

     Balance Sheets
           As of June 30, 2005, September 30, 2005, December 31, 2005 and
             March 31, 2005....................................................3

     Statements of Operations
              For the Three Months Ended June 30, 2005 and 2004................4
              For the Three and Six Months Ended September 30, 2005 and 2004...5 For the Three and Nine Months Ended December 31, 2005 and 2004...6

     Statement of Partners' Equity (Deficit)
              For the Three Months Ended June 30, 2005 ........................7
              For the Six Months Ended September 30, 2005 .....................7
              For the Nine Months Ended December 31, 2005 .....................7

     Statements of Cash Flows
              For the Three Months Ended June 30, 2005 and 2004................8
              For the Six Months Ended September 30, 2005 and 2004.............9
              For the Nine Months Ended December 31, 2005 and 2004............10

     Notes to Financial Statements............................................11

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................23

     Item 3. Quantitative and Qualitative Disclosures About Market Risk.......26

     Item 4. Controls and Procedures  ........................................26

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings................................................26

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....26

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

     Item 5.  Other Information...............................................26

     Item 6. Exhibits.........................................................26

     Signatures...............................................................27

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                                   (unaudited)



                                                                                                  December 31,
                                                  June 30, 2005        September 30, 2005            2005           March 31, 2005
                                               --------------------   ---------------------    -----------------   -----------------
ASSETS

Cash                                            $           2,997      $          11,734        $      16,771       $       15,735
Investments in Local Limited Partnerships,
    net (Note 2)                                        2,171,654              2,079,511            1,968,566            2,557,672
Other assets                                                    -                      -                    -                  998
                                               --------------------   ---------------------    -----------------   -----------------

Total Assets                                    $       2,171,651      $       2,091,245        $   1,985,337       $    2,574,405
                                               ====================   =====================    =================   =================

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
    Accrued fees and advances due to
    General Partner and affiliates (Note 3)     $         488,346      $         502,523        $     516,908       $      475,883
                                               --------------------   ---------------------    -----------------   -----------------


Total Liabilities                                         488,346                502,523              516,908              475,883
                                               --------------------   ---------------------    -----------------   -----------------

Partners' equity (deficit):
  General Partner                                        (135,449)              (136,425)            (137,628)            (131,327)
  Limited Partners (20,000 Partnership
  Units authorized; 15,600 Partnership                  1,821,754              1,725,147            1,606,057            2,229,849
  Units issued and outstanding)                --------------------   ---------------------    -----------------   -----------------

      Total Partners' Equity                            1,686,305              1,588,722            1,468,429            2,098,522
                                               --------------------   ---------------------    -----------------   -----------------

        Total Liabilities                       $       2,174,651      $       2,091,245        $   1,985,337       $    2,574,405
        and Partners'Equity                    ====================   =====================    =================   =================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2005 and 2004
                                   (unaudited)


                                                      2005                              2004
                                                -----------------                -------------------
                                                  Three Months                      Three Months
                                                -----------------                -------------------
Reporting fees                                  $              -                 $            2,100
                                                -----------------                -------------------

Operating expenses:
  Amortization (Note 2)                                    7,434                              7,883
  Asset management fees (Note 3)                          11,000                             11,000
  Impairment loss (Note 2)                               275,383                          1,560,537
  Bad debt expense                                        13,744                                  -
  Legal and accounting fees                                    -                              5,525
  Other                                                    1,463                              2,309
                                                -----------------                -------------------
    Total operating expenses                             309,024                          1,587,254
                                                -----------------                -------------------

Loss from operations                                    (309,024)                        (1,585,154)

Equity in losses of Local                               (103,201)                          (119,872)
 Limited Partnerships (Note 2)

Interest income                                                8                                  2
                                                -----------------                -------------------
Net loss                                        $       (412,217)                $       (1,705,024)
                                                =================                ===================

Net loss allocated to:
  General Partner                               $         (4,122)                $          (17,050)
                                                =================                ===================

  Limited Partners                              $       (408,095)                $       (1,687,974)
                                                =================                ===================

Net loss per
  Partnership  Unit                             $            (26)                $             (108)
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
                                                =================                ===================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                    For the Three Months and Six Months Ended
                           September 30, 2005 and 2004
                                   (unaudited)


                                                        2005                                       2004
                                        -------------------------------------     ---------------------------------------
                                             Three                 Six                 Three                  Six
                                             Months               Months              Months                 Months
                                        -----------------     ---------------     ----------------      -----------------
Reporting fees                          $         6,042       $       6,042       $            -        $         2,100
Distribution income                               3,231               3,231                    -                      -
                                        -----------------     ---------------     ----------------      -----------------

                                                  9,273               9,273                    -                  2,100
                                        -----------------     ---------------     ----------------      -----------------


Operating expenses:
  Amortization (Note 2)                           7,197              14,631                7,883                 15,766
  Asset management fees (Note 3)                 11,000              22,000               11,000                 22,000
  Impairment loss (Note 2)                            -             275,383                    -              1,560,537
  Legal and accounting fees                         198                 198                6,700                 12,225
  Bad debt expense                                2,793              16,537                    -                      -
  Other                                           2,979               4,442                  243                  2,552
                                        -----------------     ---------------     ----------------      -----------------

    Total operating expenses                     24,167             333,191               25,826              1,613,080
                                        -----------------     ---------------     ----------------      -----------------

Loss from operations                            (14,894)           (323,918)             (25,826)            (1,610,980)

Equity in losses of Local
 Limited Partnerships (Note 2)                  (82,696)           (185,897)            (119,872)              (239,744)

Interest income                                       7                  15                    5                      7
                                        -----------------     ---------------     ----------------      -----------------

Net loss
                                        $       (97,583)           (509,800)      $     (145,693)       $    (1,850,717)
                                        =================     ===============     ================      =================
Net loss allocated to:

  General Partner                       $          (976)      $      (5,098)      $       (1,457)       $       (18,507)
                                        =================     ===============     ================      =================

  Limited Partners                      $       (96,607)      $    (504,702)      $     (144,236)       $    (1,832,210)
                                        =================     ===============     ================      =================

Net loss per
  Partnership Unit                      $            (6)      $         (32)      $           (9)       $          (117)
                                        =================     ===============     ================      =================

Outstanding weighted
  Partnership Units                              15,600              15,600               15,600                 15,600
                                        =================     ===============     ================      =================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

      For the Three Months and Nine Months Ended December 31, 2005 and 2004
                                   (unaudited)


                                                      2005                                        2004
                                       -----------------------------------     ----------------------------------------
                                           Three                Nine                Three                    Nine
                                          Months               Months               Months                  Months
                                       --------------       --------------     -----------------         --------------
Reporting fees                       $          850       $        6,892     $             850         $        2,950
Distribution income                               -                3,231                     -                      -
                                       --------------       --------------     -----------------         --------------
                                                850               10,123                   850                  2,950
                                       --------------       --------------     -----------------         --------------

Operating expenses:
  Amortization (Note 2)                       7,197               21,828                 7,883                 23,649
  Asset management fees (Note
          3)                                 11,000               33,000                11,000                 33,000
  Impairment loss (Note 2)                        -              275,383                     -              1,560,537
  Legal and accounting fees                   2,500                2,698                 6,700                 18,925
  Bad debt expense                            5,825               22,362                     -                      -
  Other                                         885                5,327                 1,088                  3,640
                                       --------------       --------------     -----------------         --------------

    Total operating expenses                 27,407              360,598                26,671              1,639,751
                                       --------------       --------------     -----------------         --------------

Loss from operations                        (26,557)            (350,475)              (25,821)            (1,636,801)

Equity in losses of Local
 Limited Partnerships (Note 2)              (93,748)            (279,645)             (124,818)              (364,562)

Interest income                                  12                   27                    15                     22
                                       --------------       --------------     -----------------         --------------


Net loss                             $     (120,293)      $     (630,093)    $        (150,624)        $   (2,001,341)
                                       ==============       ==============     =================         ==============

Net loss allocated to:

  General Partner                    $       (1,203)      $       (6,301)    $          (1,506)        $      (20,013)
                                       ==============       ==============     =================         ==============


  Limited Partners                   $     (119,090)      $     (623,792)    $        (149,118)        $   (1,981,328)
                                       ==============       ==============     =================         ==============

Net loss per

  Partnerships Units                 $           (8)      $          (40)    $             (10)        $         (127)
                                       ==============       ==============     =================         ==============

Outstanding weighted
  Partnership Units                          15,600               15,600                15,600                 15,600
                                       ==============       ==============     =================         ==============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

  For the Three Months Ended June 30, 2005, Six Months Ended September 30, 2005
                     and Nine Months Ended December 31, 2005
                                   (unaudited)



                    For the Three Months Ended June 30, 2005

                                                          General               Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------
Partners' equity (deficit) at March 31, 2005          $      (131,327)      $     2,229,849       $      2,098,522

Net loss                                                      (4,122)              (408,095)              (412,217)
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at June 30, 2005           $      (135,449)      $     1,821,754       $      1,686,305
                                                       ===============      ================      ==================


                   For the Six Months Ended September 30, 2005

                                                          General               Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------
Partners' equity (deficit) at March 31, 2005           $     (131,327)     $      2,229,849     $         2,098,522

Net loss                                                       (5,098)             (504,702)               (509,800)
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at September 30, 2005       $     (136,425)     $      1,725,147     $         1,588,722
                                                       ===============      ================      ==================

                  For the Nine Months Ended December 31, 2005

                                                          General               Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------
Partners' equity (deficit) at March 31, 2005           $     (131,327)      $     2,229,849       $       2,098,522

Net loss                                                       (6,301)             (623,792)               (630,093)
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at December 31, 2005        $     (137,628)      $     1,606,057       $       1,468,429
                                                       ===============      ================      ==================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2005 and 2004
                                   (unaudited)

                                                                             2005                 2004
                                                                        --------------      ---------------
Cash flows from operating activities:
  Net loss                                                            $     (412,217)     $    (1,705,024)
    Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
        Amortization                                                           7,434                7,883
        Equity in losses of Local Limited Partnerships                       103,201              119,872
        Impairment loss                                                      275,383            1,560,537
        Advances to Local Limited Partnerships                               (13,744)                   -
        Write-off  of advances to Local Limited Partnerships                  13,744                    -
        Change in accrued  fees and expenses due to
           General Partner and affiliates                                     12,463               18,834
         Change in other assets                                                  998                    -
                                                                        --------------      ---------------
        Net cash provided by (used in) operating activities                  (12,738)               2,102
                                                                        --------------      ---------------

Net increase (decrease) in cash                                              (12,738)               2,102

Cash,  beginning of period                                                    15,735                8,710
                                                                        --------------      ---------------

Cash, end of period                                                   $        2,997     $         10,812
                                                                        ==============      ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                         $            -      $             -
                                                                        ==============      ===============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2005 and 2004
                                   (unaudited)

                                                                              2005                 2004
                                                                        --------------      ---------------
Cash flows from operating activities:
  Net loss                                                              $   (509,800)       $ (1,850,717)
    Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
        Amortization                                                          14,631              15,766
        Equity in losses of Local Limited Partnerships                       185,897             239,744
        Impairment loss                                                      275,383           1,560,537
        Advances to Local Limited Partnerships                               (16,537)                  -
        Write off of advances to Local Limited Partnerships                   16,537                   -
        Change in accrued  fees and expenses due to
           General Partner and affiliates                                     26,640              36,776
        Change in other assets                                                   998                   -
                                                                        --------------      ---------------
        Net cash provided by (used in) operating activities                   (6,251)              2,106
                                                                        --------------      ---------------

Cash flows from investing activities:
       Distributions received from Local Limited Partnerships                  2,250              12,250
                                                                        --------------      ---------------
Net cash provided by investing activities                                      2,250              12,250
                                                                        --------------      ---------------

Net increase (decrease) in cash                                               (4,001)             14,356

Cash, beginning of period                                                      15,735              8,710
                                                                        --------------      ---------------

Cash, end of period                                                     $      11,734       $     23,066
                                                                        ==============      ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                           $          -        $          -
                                                                        ==============      ===============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2005 and 2004
                                   (unaudited)

                                                                              2005                 2004
                                                                        --------------      ---------------
Cash flows from operating activities:
  Net loss                                                              $    (630,093)     $    (2,001,341)
    Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
        Amortization                                                           21,828               23,649
        Equity in losses of Local Limited Partnerships                        279,645              364,562
        Impairment loss                                                       275,383            1,560,537
        Advances to Local Limited Partnerships                                (22,362)                   -
        Write off of advances to Local Limited Partnerships                    22,362                    -
        Change in accrued  fees and expenses due to
           General Partner and affiliates                                      41,025               55,564
        Change in other assets                                                    998                    -
                                                                        --------------      ---------------
        Net cash provided by (used in) operating activities                   (11,214)               2,971
                                                                        --------------      ---------------

Cash flows from investing activities:
      Distributions received from Local Limited Partnerships                   12,250               12,250
                                                                        --------------      ---------------
Net cash provided by investing activities                                      12,250               12,250
                                                                        --------------      ---------------

Net increase in cash                                                            1,036               15,221

Cash, beginning of period                                                      15,735                8,710
                                                                        --------------      ---------------

Cash, end of period                                                     $      16,771     $         23,931
                                                                        ==============      ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                           $          -      $              -
                                                                        ==============      ===============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

      For the Quarterly periods ended June 30, 2005, September 30, 2005 and
                                December 31, 2005
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2005, six months ended September 30, 2005 and nine months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2005.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

      For the Quarterly periods ended June 30, 2005, September 30, 2005 and
                                December 31, 2005
                                   (unaudited)

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

Risks and Uncertainties
-----------------------

An investment in the Partnership and the Partnership"s investments in Local Limited Partnerships and their Housing Complexes are subject to risks. These risks may impact the tax benefits of an investment in the Partnership, and the amount of proceeds available for distribution to the Limited Partners, if any, on liquidation of the Partnership"s investments. Some of those risks include the following:

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

      For the Quarterly periods ended June 30, 2005, September 30, 2005 and
                                December 31, 2005
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

Exit Strategy
-------------

The IRS compliance period for Low-Income Housing Tax Credit properties is generally 15 years from occupancy following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments using the Low Income Housing Tax Credits. The initial programs are completing their compliance periods. As of December 31, 2005, none of the Local Limited Partnerships had completed the 15 year compliance period.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2005. As of December 31, 2005, no Housing Complex had been selected for disposition. Subsequent to December 31, 2005, on October 31, 2006, the Housing Complex of one Local Limited Partnership (EW, a California Limited Partnership) was sold and the Local Limited Partnership (Crossings II Limited Dividend Housing Association, Limited Partnership) was identified for disposition in October 2007 (see Note 4).

Method of Accounting for Investments in Local Limited Partnerships
------------------------------------------------------------------

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

      For the Quarterly periods ended June 30, 2005, September 30, 2005 and
                                December 31, 2005
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment and are being amortized over 30 years (See Note 2).

"Equity in losses of Local Limited Partnerships" for each of the periods ended December 31, 2005, September 30, 2005, June 30, 2005 and 2004, respectively have been recorded by the Partnership. Management's estimate for the three, six and nine-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are impaired (see
Note 2). If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of December 31, 2005 fifteen investment accounts in Local Limited Partnerships had reached a zero balance.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

      For the Quarterly periods ended June 30, 2005, September 30, 2005 and
                                December 31, 2005
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

Amortization
------------

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for the three months ended June 30, 2005 and 2004 was $7,434 and $7,883, respectively. For the six months ended September 30, 2005 and 2004 amortization expense was $14,631 and $15,766, respectively, and for the nine months ended December 31, 2005 and 2004 it was $21,828 and $23,649, respectively.

Impairment
----------

A loss in value from Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total of the remaining Low Income Housing Tax Credits and the estimated residual value.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly periods ended June 30, 2005, September 30, 2005 and
                                December 31, 2005
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

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

A loss in value from a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value to the Partnership. Accordingly, the Partnership recorded an impairment loss of $275,383 and $1,560,537, during the three months ended June 30, 2005 and 2004, respectively. There were no additional impairment losses for the periods ended September 30, 2005 and 2004 and December 31, 2005 and 2004.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                  For the Three              For the Year
                                                                   Months Ended                  Ended
                                                                  June 30, 2005             March 31, 2005
                                                              -----------------------      ------------------
     Investments per balance sheet, beginning of period        $          2,557,672        $      4,658,703
     Impairment loss                                                       (275,383)             (1,560,537)
     Equity in losses of Local Limited Partnerships                        (103,201)               (496,709)
     Distributions received from Local Limited Partnerships                       -                 (12,250)
     Amortization of capitalized acquisition fees and
       costs                                                                 (7,434)                (31,535)
                                                               ---------------------      ------------------
     Investments per balance sheet, end of period              $          2,171,654       $       2,557,672
                                                               =====================      ==================

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly periods ended June 30, 2005, September 30, 2005 and
                                December 31, 2005
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

                                                                   For the Six               For the Year
                                                                   Months Ended                  Ended
                                                                September 30, 2005          March 31, 2005
                                                              -----------------------      ------------------
     Investments per balance sheet, beginning of period         $         2,557,672       $       4,658,703
     Impairment loss                                                       (275,383)             (1,560,537)
     Equity in losses of Local Limited Partnerships                        (185,897)               (496,709)
     Distributions received from Local Limited Partnerships                  (2,250)                (12,250)
     Amortization of capitalized acquisition fees and
       costs                                                                (14,631)                (31,535)
                                                                ---------------------      ------------------
     Investments per balance sheet, end of period               $         2,079,511       $       2,557,672
                                                                =====================      ==================


                                                                   For the Nine              For the Year
                                                                   Months Ended                  Ended
                                                                 December 31, 2005           March 31, 2005
                                                              -----------------------      ------------------
     Investments per balance sheet, beginning of period         $         2,557,672        $      4,658,703
     Impairment loss                                                       (275,383)             (1,560,537)
     Equity in losses of Local Limited Partnerships                        (279,645)               (496,709)
     Distributions received from Local Limited Partnerships                 (12,250)                (12,250)
     Amortization of capitalized acquisition fees and
       costs                                                                (21,828)                (31,535)
                                                                ---------------------      ------------------
     Investments per balance sheet, end of period               $         1,968,566        $      2,557,672
                                                                =====================      ==================


                                                                        For the Three Months
                                                                               Ended                For the Year Ended
                                                                           June 30, 2005             March 31, 2005
                                                                       -----------------------     --------------------
Investments in Local Limited Partnerships, net                         $            1,595,965      $          1,958,480
Acquisition fees and costs, net of accumulated amortization of
$652,364 and $628,861                                                                 575,689                   599,192
                                                                       -----------------------     --------------------
Investments per balance sheet, end of period                           $            2,171,654      $          2,557,672
                                                                       =======================     ====================

                                                                         For the Six Months
                                                                               Ended               For the Year Ended
                                                                         September 30, 2005          March 31, 2005
                                                                       -----------------------     --------------------
Investments in Local Limited Partnerships, net                         $            1,511,019      $         1,958,480
Acquisition fees and costs, net of accumulated amortization of
$659,561 and $628,861                                                                 568,492                  599,192
                                                                       -----------------------     --------------------
Investments per balance sheet, end of period                           $            2,079,511      $         2,557,672
                                                                       =======================     ====================

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly periods ended June 30, 2005, September 30, 2005 and
                                December 31, 2005
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

                                                                        For the Nine Months
                                                                               Ended                For the Year Ended
                                                                         December 31, 2005           March 31, 2005
                                                                       -----------------------     --------------------
Investments in Local Limited Partnerships, net                         $            1,430,838      $        1,958,480
Acquisition fees and costs, net of accumulated amortization of
$690,325 and $628,861                                                                 537,728                  99,192
                                                                       -----------------------     --------------------
Investments per balance sheet, end of period                           $            1,968,566      $        2,557,672
                                                                       =======================     ====================



Selected financial information for the three months ended June 30, 2005 and 2004 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                                COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                        2005                       2004
                                                               ----------------------      ------------------
        Revenues                                               $           1,111,000       $       1,069,000
                                                               ----------------------      ------------------
        Expenses:
          Interest expense                                                   270,000                 269,000
          Depreciation and amortization                                      325,000                 330,000
          Operating expenses                                                 734,000                 724,000
                                                               ----------------------      ------------------
            Total expenses                                                 1,329,000               1,323,000
                                                               ----------------------      ------------------

        Net loss                                               $            (218,000)               (254,000)
                                                               ======================      ==================
        Net loss allocable to the Partnership                  $            (215,000)      $        (251,000)
                                                               ======================      ==================
        Net loss recorded by the Partnership                   $            (103,000)      $        (120,000)
                                                               ======================      ==================

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly periods ended June 30, 2005, September 30, 2005 and
                                December 31, 2005
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

Selected financial information for the six months ended September 30, 2005 and 2004 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                                     COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                                2005                    2004
                                                                        -------------------    ---------------------
                Revenues                                                $        2,222,000     $          2,137,000
                                                                        -------------------    ---------------------
                Expenses:
                  Interest expense                                                 540,000                  538,000
                  Depreciation and amortization                                    650,000                  661,000
                  Operating expenses                                             1,467,000                1,447,000
                                                                        -------------------    ---------------------
                Total expenses                                                   2,657,000                2,646,000
                                                                        -------------------    ---------------------

                Net loss                                                $         (435,000)                (509,000)
                                                                        ===================    =====================
                Net loss allocable to the Partnership                   $         (431,000)     $          (503,000)
                                                                        ===================    =====================
                Net loss recorded by the Partnership                    $         (186,000)     $          (240,000)
                                                                        ===================    =====================

Selected financial information for the nine months ended December 31, 2005 and 2004 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                                COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                         2005                      2004
                                                               ----------------------      ------------------
        Revenues                                               $           3,333,000       $       3,206,000
                                                               ----------------------      ------------------
        Expenses:
          Interest expense                                                   810,000                 807,000
          Depreciation and amortization                                      975,000                 992,000
          Operating expenses                                               2,201,000               2,170,000
                                                               ----------------------      ------------------
        Total expenses                                                     3,986,000                3,969,000
                                                               ----------------------      ------------------

        Net loss                                               $            (653,000)               (763,000)
                                                               ======================      ==================
        Net loss allocable to the Partnership                  $            (646,000)      $        (754,000)
                                                               ======================      ==================
        Net loss recorded by the Partnership                   $            (280,000)      $        (365,000)
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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly periods ended June 30, 2005, September 30, 2005 and
                                December 31, 2005
                                   (unaudited)

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

The Partnership has two investments, consisting of 99% limited partnership interests in each of Broken Bow Apartments I, Limited Partnership ("Broken Bow') and Sidney Apartments I, Limited Partnership ("Sidney"). Due to operational difficulties and negative cash flows in 2000, foreclosure procedures were commenced by the lender of these two Local Limited Partnerships. As a result, the Partnerships , Broken Bow and Sidney, in addition to a WNC subsidiary executed a work-out agreement with the lender (the "Agreement"), which was effective December 14, 2001. Broken Bow was required to pay to the lender $165,000 as a partial settlement of the indebtedness due and owed by Broken Bow due to the fact that their loan was a construction loan. The Partnership advanced the aforementioned monies to Broken Bow and fully reserved the amount as of March 31, 2002. The balance of the indebtedness owed to the lender by Broken Bow was satisfied by the execution of two promissory notes. Simultaneously, the balance of the indebtedness owed to the lender by Sidney was also satisfied by the execution of two promissory notes. The Partnership and a WNC subsidiary had executed a guarantee for the payment of both notes of Broken Bow and Sidney. In addition, several other commitments were made. Broken Bow and Sidney had also executed a grant deed to the lender in the event that any of the entities defaulted under the terms and provisions of the notes. The deeds were held in escrow, and if Broken Bow or Sidney defaults on either note, the lender may, at its option, record the respective deed. In addition, the Partnership had under the promissory notes assigned the lender as additional collateral all of its residual value interests, as defined, in all of the Local Limited Partnerships. The Partnership and the Local Limited Partnerships were prohibited from selling, assigning, transferring or further encumbering the Housing
Complexes retained by each Local Limited Partnership without the lenders acknowledgement.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly periods ended June 30, 2005, September 30, 2005 and
                                December 31, 2005
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a) Acquisition fees of up to 8% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,058,950. Accumulated amortization of these capitalized costs was $580,450, $573,545, $566,640 and $543,429 as of December 31, 2005,
          September 30, 2005, June 30, 2005 and March 31, 2005, respectively.

(b) Reimbursement of costs incurred by the General Partner or an affiliate of Associates in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.2% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $169,103, which have been included in investments in Local Limited Partnerships. Accumulated amortization was $109,875, $86,016, $85,724 and $85,432 as of December 31, 2005,
          September 30, 2005, June 30, 2005 and March 31, 2005, respectively.

(c) An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages, for the life of the Partnership. Asset management fees of $11,000 were incurred during each of the three months ended June 30, 2005 and 2004. For each of the six months ended September 30, 2005 and 2004, the Partnership incurred asset management fees of $22,000.
          Management fees of $33,000 were incurred during each of the nine months ended December 31, 2005 and 2004. The Partnership paid the General Partner or its affiliates $0 of those fees during each of the three months ended June 30, 2005 and 2004, the six months ended September 30, 2005 and 2004 and the nine months ended December 31, 2005 and 2004.

(d) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2003 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

(e) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $0 during each of the three months ended June 30, 2005 and 2004, the six months ended September 30, 2005 and 2004 and the nine months ended December 31, 2005 and 2004.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

                                               June 30, 2005       September 30,         December 31,        March 31, 2005
                                                                        2005                 2005
                                              ----------------    -----------------    -----------------     ---------------

       Accrued asset management fees          $       291,284     $        302,284     $        313,284      $       280,284
       Expenses paid by the
         General Partners or affiliates
         on behalf of the Partnership
                                                      197,062              200,239              203,624             195,599
                                              ----------------    -----------------    -----------------     ---------------
       Total                                  $       488,346     $        502,523     $        516,908      $       475,883
                                              ================    =================    =================     ===============

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly periods ended June 30, 2005, September 30, 2005 and
                                December 31, 2005
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2005 and 2004, the three and six months ended September 30, 2005 and 2004, and the three and nine months ended December 31, 2005 and 2004, and should be read in conjunction with the combined condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2005 consisted primarily $3,000 in cash and aggregate investments in the fifteen Local Limited Partnerships of $2,172,000. Liabilities at June 30, 2005 primarily consisted of $488,000 of accrued annual asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates.

The Partnership's assets at September 30, 2005 consisted primarily of $12,000 in cash and aggregate investments in the fifteen Local Limited Partnerships of $2,080,000. Liabilities at September 30, 2005 primarily consisted of $503,000 of accrued annual asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates.

The Partnership's assets at December 31, 2005 consisted primarily of $17,000 in cash and aggregate investments in the fifteen Local Limited Partnerships of $1,969,000. Liabilities at December 31, 2005 primarily consisted of $517,000 of accrued annual asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates.

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004. The Partnership's net loss for the three months ended June 30, 2005 was $(412,000), reflecting a decrease of approximately $1,293,000 from the net loss of $(1,705,000) for the three months ended June 30, 2004. The decrease in net loss was primarily due to the decrease in impairment loss of $1,285,000. The impairment loss can vary each year depending on the annual decrease in Low Income Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments. Additionally the accounting and legal expenses decreased by $6,000 for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 due to a timing issue of the accounting work being performed. During the three months ended June 30, 2005 there was an advance for $14,000 made to a Local Limited Partnership which was also reserved in full as of June 30, 2005 which increased bad debt by $(14,000) for the three months ended June 30, 2005. The other expenses decreased by $1,000 and the reporting fee income decreased by $(2,000) for the year ended March 31, 2006 due to the fact that Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. There was a
decrease  in  equity  in  losses  of  Local  Limited   Partnerships  of  $17,000
to$(103,000) for the three months ended June 30, 2005 from $(120,000) for the three months ended June 30, 2004. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing losses of one of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at June 30, 2005. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized.

Three  Months  Ended  September  30,  2005  Compared to the Three  Months  Ended
September 30, 2004 The Partnership's net loss for the three months ended September 30, 2005 was $(98,000), reflecting a decrease of approximately $48,000 from the net loss of $(146,000) for the three months ended September 30, 2004. There was a decrease of equity in losses of Local Limited Partnerships of
$37,000 to $(83,000) for the three months ended September 30, 2005 from $(120,000) for the three months ended September 30, 2004. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Additionally the reporting fee income and distribution income increased by $6,000 and $3,000, respectively for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 due to the fact that Local Limited Partnerships pay the reporting fee and distribution income to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. The accounting and legal expenses decreased by $7,000 for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 due to a timing issue of the accounting work being performed. The other operating expenses increased by $(3,000) and bad debt expense increased by $(3,000), due to the Partnership having to make advances to a Local Limited Partnership and reserving against those advances.

Six Months Ended September 30, 2005 Compared to the Six Months Ended September 30, 2004 The Partnership's net loss for the six months ended September 30, 2005 was $(510,000), reflecting an decrease of approximately $1,341,000 from the net loss of $(1,851,000) for the six months ended September 30, 2004. The decrease in net loss was primarily due to the decrease in impairment loss of $1,285,000. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments. The reporting fee income increased by $4,000 and the distribution income increased by $3,000 for the six months ended September 30, 2005 compared to the six months ended September 30, 2004 due to the fact that Local Limited Partnerships pay the reporting fee and distribution income to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. Additionally the accounting and legal expenses decreased by $12,000 for the six months ended September 30, 2005 compared to the six months ended September 30, 2004 due to the timing issue of accounting work being performed. There was also $(2,000) increase in other expenses and $1,000 decrease in amortization. During the six months ended September 30, 2005 there was advances for $17,000 made to Local Limited Partnerships which were also reserved in full as of September 30, 2005 which increased bad debt by $(17,000) for the six months ended September 30, 2005. In addition to the decrease in loss from operations, equity in losses of Local Limited Partnerships decreased by $54,000. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized.

Three Months Ended December 31, 2005 Compared to the Three Months Ended December 31, 2004 The Partnership's net loss for the three months ended December 31, 2005 was $(120,000), reflecting a decrease of approximately $30,000 from the net loss of $(150,000) for the three months ended December 31, 2004. The decrease is largely due to a decrease of equity in losses of Local Limited Partnerships of $31,000 to $(94,000) for the three months ended December 31, 2005 from $(125,000) for the three months ended December 31, 2004. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing losses for additional Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 as of December 31, 2005. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Additionally, there was an increase of $(6,000) in bad debt expense for the three months ended December 31, 2005 due to an advance being made during the three months ended December 30, 2005 and reserved for in the same three month period. The accounting and legal expenses decreased by $4,000 for the three months ended December 31, 2005 compared to the three months ended December 31, 2004, as discussed above with the June comparison the accounting expense difference is a timing issue. The amortization expense also decreased by $1,000.

Nine Months Ended December 31, 2005 Compared to Nine Months Ended December 31, 2004 The Partnership's net loss for the nine months ended December 31, 2005 was $(630,000), reflecting a decrease of approximately $1,371,000 from the net loss of $(2,001,000) for the nine months ended December 31, 2004. The decrease in net loss was primarily due to the decrease in impairment loss of $1,285,000. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments. There was a decrease of equity in losses of Local Limited Partnerships of $85,000 to $(280,000) for the nine months ended December 31, 2005 from $(365,000) for the nine months ended December 31, 2004. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing losses for additional Local Limited Partnerships since the investments in such Local Limited Partnerships had reached $0 at December 31, 2005. The reporting fee income and distribution income increased by $4,000 and $3,000, respectively for the nine months ended December 31, 2005 compared to the nine months ended December 31, 2004 due to the fact that Local Limited Partnerships pay the reporting fee and distribution income to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. Additionally, there was an increase of $(22,000) in bad debt expense for the nine months ended December 31, 2005 due to an advance being made during the nine months ended December 31, 2005 and reserved for in the same nine month period. The accounting and legal expenses decreased by $16,000 for the nine months ended December 31, 2005 compared to the nine months ended December 31, 2004 due to the timing issue of accounting work being performed. There was also $2,000 increase in other expenses offset by a $(2,000) decrease in amortization.

Capital Resources and Liquidity

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004 Net cash used during the three months ended June 30, 2005 was $(13,000), compared to net cash provided during the three months ended June 30, 2004 of $2,000, reflecting a change of $(15,000). This change was primarily due to a $(15,000) decrease in cash provided for operating activities during the three months ended June 30, 2005 the Partnership advanced a Local Limited Partnership $(13,000), the Partnership received no reporting fees for the three months ended June 30, 2005 compared to $2,000 in reporting fees collected for the three months ended June 30, 2004 due to the fact that Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

Six Months Ended September 30, 2005 Compared to Six Months Ended September 30, 2004 Net cash used during the six months ended September 30, 2005 was $(4,000), compared to net cash provided during the six months ended September 30, 2004 of $14,000, reflecting a change of $(18,000). The cash provided by investing activities decreased by $(10,000) due to a decrease in distributions received from Local Limited Partnerships, due to the fact that Local Limited Partnerships pay the distributions to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. The Partnership advanced a Local Limited Partnership $(17,000) for the six months ended September 30, 2005. The Partnership also received $10,000 in operating income compared to $3,000 for the six months ended September 30, 2004, which was a net increase of $7,000 due to the fact that Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

Nine Months Ended December 31, 2005 Compared to Nine Months Ended December 31, 2004 Net cash provided during the nine months ended December 31, 2005 was $1,000, compared to net cash used during the nine months ended December 31, 2004 of $15,000, reflecting a change of $(14,000). The Partnership advanced a Local Limited Partnership $(22,000) during the nine months ended December 31, 2005. The Partnership also received $10,000 in operating income compared to $3,000 for the nine months ended December 31, 2004, which was a net increase of $7,000 due to the fact that Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2005, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through March 31, 2009.

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

          Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarters ended June 30, 2005, September 30, 2005 and December 31, 2005 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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