Form 10-Q
period 2005-09-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 2008-03-17
CIK 913497

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

(b) Reimbursement of costs incurred by the General Partner or an affiliate of Associates in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.2% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $169,103, which have been included in investments in Local Limited Partnerships. Accumulated amortization was $109,875, $86,016, $85,634 and $85,432 as of December 31, 2005,
          September 30, 2005, June 30, 2005 and March 31, 2005, respectively.

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