Form 10-Q
period 2005-12-31
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 2008-03-17
CIK 913497

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

Yes      No   X
   ------ -------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:

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