Form 10-Q
period 2006-06-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 2008-03-17
CIK 913497

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

 (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 2006
                For the quarterly period ended September 30, 2006
                For the quarterly period ended December 31, 2006

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

Yes      No   X
   ------  ------

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

                               INDEX TO FORM 10-Q

        For the Quarterly periods Ended June 30, 2006, September 30, 2006 and December 31, 2006


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

     Balance Sheets
             As of June 30, 2006, September 30, 2006, December 31, 2006 and
             March 31, 2006....................................................3

     Statements of Operations
              For the Three Months Ended June 30, 2006 and 2005................4
              For the Three and Six Months Ended September 30, 2006 and 2005...5 For the Three and Nine Months Ended December 31, 2006 and 2005...6

     Statement of Partners' Equity (Deficit)
              For the Three Months Ended June 30, 2006 ........................7
              For the Six Months Ended September 30, 2006 .....................7
              For the Nine Months Ended December 31, 2006 .....................7

     Statements of Cash Flows
              For the Three Months Ended June 30, 2006 and 2005................8
              For the Six Months Ended September 30, 2006 and 2005.............9
              For the Nine Months Ended December 31, 2006 and 2005............10

     Notes to Financial Statements............................................11

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................23

     Item 3. Quantitative and Qualitative Disclosures About Market Risk.......25

     Item 4.  Controls and Procedures  .......................................25

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings................................................26

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds......26

     Item 3. Defaults Upon Senior Securities..................................26

     Item 4. Submission of Matters to a Vote of Security Holders..............26

     Item 5. Other Information................................................26

     Item 6. Exhibits.........................................................26

     Signatures...............................................................27

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                                   (unaudited)

                                                                                                    December 31,
                                                    June 30, 2006        September 30, 2006            2006           March 31, 2006
                                               --------------------   ---------------------    -----------------   -----------------
ASSETS

Cash                                            $          16,982      $          15,002       $        10,371      $         16,967
Investments in Local Limited
Partnerships, net (Note 2)                              1,243,029              1,183,811             1,137,785             1,750,403
                                               --------------------   ---------------------    -----------------   -----------------

Total Assets                                    $       1,260,011      $       1,198,813       $     1,148,156      $      1,767,370
                                               ====================   =====================    =================   =================

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
  Accrued fees and expenses due to
    General Partner and affiliates (Note 3)     $         561,966      $         593,645       $       605,667      $        549,571
                                               --------------------   ---------------------    -----------------   -----------------

Total Liabilities                                         561,966                593,645               605,667               549,571
                                               --------------------   ---------------------    -----------------   -----------------

Partners' equity (deficit):
  General Partner                                        (145,332)              (146,260)             (146,887)            (140,134)
  Limited Partners (20,000 Partnership Units
  authorized; 15,600 Partnership Units issued
  and outstanding)
                                                          843,377                751,428               689,376             1,357,933
                                               --------------------   ---------------------    -----------------   -----------------

     Total Partners' Equity                               698,045                605,168               542,489             1,217,799
                                               --------------------   ---------------------    -----------------   -----------------
       Total Liabilities and Partners'
                    Equity                      $       1,260,011      $       1,198,813       $     1,148,156      $      1,767,370
                                               ====================   =====================    =================   =================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2006 and 2005
                                   (unaudited)

                 See accompanying notes to financial statements

                                                      2006                              2005
                                                -----------------                -------------------
                                                   Three Months                      Three Months
                                                -----------------                -------------------
Operating expenses:
  Amortization (Note 2)                       $            5,176               $              7,434
  Asset management fees (Note 3)                          11,000                             11,000
  Impairment loss                                        450,003                            275,383
  Bad debt expense                                             -                             13,744
  Legal and accounting fees                                  742                                  -
  Other                                                      653                              1,463
                                                -----------------                -------------------

    Total operating expenses                             467,574                            309,024
                                                -----------------                -------------------
Loss from operations                                    (467,574)                          (309,024)

Equity in losses of Local
 Limited Partnerships (Note 2)                           (52,195)                          (103,201)

Interest income                                               15                                  8
                                                -----------------                -------------------

Net loss                                      $         (519,754)              $           (412,217)
                                                =================                ===================

Net loss allocated to:
  General Partner                             $           (5,198)              $             (4,122)
                                                =================                ===================

  Limited Partners                            $         (514,556)              $           (408,095)
                                                =================                ===================

Net loss per
  Partnership  Unit                           $              (33)              $                (26)
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
                                                =================                ===================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
                    For the Three Months and Six Months Ended
                           September 30, 2006 and 2005
                                   (unaudited)

                                                        2006                                       2005
                                        -------------------------------------     ---------------------------------------
                                              Three                 Six                 Three                  Six
                                              Months               Months              Months                 Months
                                        -----------------     ---------------     ----------------      -----------------
Reporting fees                        $           6,000     $         6,000     $          6,042      $           6,042
Distribution income                                   -                   -                3,231                  3,231
                                        -----------------     ---------------     ----------------      -----------------
Total operating income                            6,000               6,000                9,273                  9,273
                                        -----------------     ---------------     ----------------      -----------------

Operating expenses:
  Amortization (Note 2)                           4,996              10,172                7,197                 14,631
  Asset management fees (Note 3)                 11,000              22,000               11,000                 22,000
  Impairment loss (Note 2)                            -             450,003                    -                275,383
  Legal and accounting Fees                      18,625              19,367                  198                    198
  Bad debt expense                                8,000               8,000                2,793                 16,537
  Other                                           2,054               2,707                2,979                  4,442
                                        -----------------     ---------------     ----------------      -----------------

    Total operating expenses                     44,675             512,249               24,167                333,191
                                        -----------------     ---------------     ----------------      -----------------

Loss from operations                            (38,675)           (506,249)             (14,894)              (323,918)

Equity in losses of Local
 Limited Partnerships (Note 2)                  (54,222)           (106,417)             (82,696)              (185,897)

Interest income                                      20                  35                    7                     15
                                        -----------------     ---------------     ----------------      -----------------

Net loss                              $         (92,877)           (612,631)    $        (97,583)              (509,800)
                                        =================     ===============     ================      =================

Net loss allocated to:

  General Partner                     $            (928)    $        (6,126)    $           (976)     $          (5,098)
                                        =================     ===============     ================      =================

  Limited Partners                    $         (91,949)    $      (606,505)    $        (96,607)     $        (504,702)
                                        =================     ===============     ================      =================

Net loss per
  Partnership Unit                    $              (6)    $           (39)    $             (6)     $             (32)
                                        =================     ===============     ================      =================

Outstanding weighted
  Partnership Units                              15,600              15,600               15,600                 15,600
                                        =================     ===============     ================      =================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
      For the Three Months and Nine Months Ended December 31, 2006 and 2005
                                   (unaudited)

                                                      2006                                        2005
                                       -----------------------------------     ----------------------------------------
                                           Three                Nine                Three                    Nine
                                          Months               Months               Months                  Months
                                       --------------       --------------     -----------------         --------------
Reporting fees                       $            -        $       6,000       $           850         $        6,892
Distribution income                           2,250                2,250                     -                  3,231
                                       --------------       --------------     -----------------         --------------
Total operating income                        2,250                8,250                   850                 10,123
                                       --------------       --------------     -----------------         --------------

Operating expenses:
  Amortization (Note 2)                       4,765               14,937                 7,197                 21,828
  Asset management fees
      (Note     3)                           11,000               33,000                11,000                 33,000
  Impairment loss (Note 2)                        -              450,003                     -                275,383
  Legal and accounting fees                     108               19,475                 2,500                  2,698
  Bad debt expense                            6,896               14,896                 5,825                 22,362
  Other                                         915                3,622                   885                  5,327
                                       --------------       --------------     -----------------         --------------


    Total operating expenses                 23,684              535,933                27,407                360,598
                                       --------------       --------------     -----------------         --------------

Loss from operations                        (21,434)            (527,683)              (26,557)              (350,475)

Equity in losses of Local
 Limited Partnerships (Note 2)              (41,261)            (147,678)              (93,748)              (279,645)

Interest income                                  16                   51                    12                     27
                                       --------------       --------------     -----------------         --------------

Net loss
                                     $      (62,679)       $    (675,310)      $      (120,293) $            (630,093)
                                       ==============       ==============     =================         ==============

Net loss allocated to:
  General Partner                    $         (627)       $      (6,753)      $        (1,203)        $       (6,301)
                                       ==============       ==============     =================         ==============

  Limited Partners                   $      (62,052)       $    (668,557)      $      (119,090)        $     (623,792)
                                       ==============       ==============     =================         ==============

Net loss per
  Partnerships Units                 $           (4)       $         (43)      $            (8)        $          (40)
                                       ==============       ==============     =================         ==============

Outstanding weighted
  Partnership Units                          15,600               15,600                15,600                 15,600
                                       ==============       ==============     =================         ==============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                         STATEMENTS OF PARTNERS' EQUITY
  For the Three Months Ended June 30, 2006, Six Months Ended September 30, 2006
                     and Nine Months Ended December 31, 2006
                                   (unaudited)


                                       For the Three Months Ended June 30, 2006
                                                          General               Limited
                                                          Partner               Partners                Total
                                                       ---------------      ----------------      ------------------
Partners' equity (deficit) at March 31, 2006         $      (140,134)     $      1,357,933       $        1,217,799

Net loss                                                      (5,198)             (514,556)                (519,754)
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at June 30, 2006          $      (145,332)     $        843,377       $          698,045
                                                       ===============      ================      ==================


                                    For the Six Months Ended September 30, 2006
                                                          General               Limited
                                                          Partner               Partners                Total
                                                       ---------------      ----------------      ------------------
Partners' equity (deficit) at March 31, 2006         $      (140,134)     $      1,357,933      $         1,217,799

Net loss                                                      (6,126)             (606,505)                (612,631)
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at September 30, 2006     $      (146,260)     $        751,428      $           605,168
                                                       ===============      ================      ==================


                                    For the Nine Months Ended December 31, 2006
                                                          General               Limited
                                                          Partner               Partners                Total
                                                       ---------------      ----------------      ------------------
Partners' equity (deficit) at March 31, 2006         $      (140,134)     $      1,357,933       $       1,217,799

Net loss                                                      (6,753)             (668,557)               (675,310)
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at December 31, 2006      $      (146,887)     $        689,376       $         542,489
                                                       ===============      ================      ==================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2006 and 2005
                                   (unaudited)

                                                                            2006                 2005
                                                                        --------------      ---------------
Cash flows from operating activities:
  Net loss                                                            $     (519,754)     $      (412,217)
    Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
       Amortization                                                            5,176                7,434
       Equity in losses of Local Limited Partnerships                         52,195              103,201
       Impairment loss                                                       450,003              275,383
       Advances to Local Limited Partnership                                       -              (13,744)
       Write-off of advances to Local Limited Partnerships                         -               13,744
       Change in accrued  fees and expenses due to
           General Partner and affiliates                                     12,395               12,463
       Change in other assets                                                      -                  998
                                                                        --------------      ---------------
       Net cash provided by (used in)  operating activities                       15              (12,738)
                                                                        --------------      ---------------

Net increase (decrease) in cash                                                   15              (12,738)

Cash, beginning of period                                                     16,967               15,735
                                                                        --------------      ---------------

Cash, end of period                                                   $       16,982      $         2,997
                                                                        ==============      ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                         $            -      $             -
                                                                        ==============      ===============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2006 and 2005
                                   (unaudited)

                                                                              2006                 2005
                                                                         --------------      ---------------
Cash flows from operating activities:

  Net loss                                                            $      (612,631)     $      (509,800)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Amortization                                                           10,172               14,631
        Equity in losses of Local Limited Partnerships                        106,417              185,897
        Impairment loss                                                       450,003              275,383
        Advances to Local Limited Partnerships                                 (8,000)             (16,537)
        Write off of advances to Local Limited Partnerships                     8,000               16,537
        Change in accrued  fees and expenses due to
           General Partner and affiliates                                      44,074               26,640
        Change in other assets                                                      -                  998
                                                                        --------------      ---------------
        Net cash used in operating activities                                  (1,965)              (6,251)
                                                                        --------------      ---------------

Cash flows from investing activities:

       Distributions received from Local Limited Partnerships                       -                2,250
                                                                        --------------      ---------------
Net cash provided by investing activities                                           -                2,250
                                                                        --------------      ---------------

Net decrease in cash                                                           (1,965)              (4,001)

Cash, beginning of period                                                      16,967               15,735
                                                                        --------------      ---------------

Cash, end of period                                                   $        15,002      $        11,734
                                                                        ==============      ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                         $             -      $             -
                                                                        ==============      ===============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2006 and 2005
                                   (unaudited)

                                                                            2006                 2005
                                                                        --------------      ---------------
Cash flows from operating activities:

  Net loss                                                            $      (675,310)     $      (630,093)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Amortization                                                           14,937               21,828
        Equity in losses of Local Limited Partnerships                        147,678              279,645
        Impairment loss                                                       450,003              275,383
        Advances to Local Limited Partnerships                                (14,896)             (22,362)
        Write off of advances to Local Limited Partnerships                    14,896               22,362
        Change in accrued  fees and expenses due to
           General Partner and affiliates                                      56,096               41,025
        Change in other assets                                                      -                  998
                                                                        --------------      ---------------
        Net cash used in operating activities                                  (6,596)             (11,214)
                                                                        --------------      ---------------

Cash flows from investing activities:

      Distributions received from Local Limited Partnerships                        -               12,250
                                                                        --------------      ---------------

Net cash provided by investing activities                                           -               12,250
                                                                        --------------      ---------------

Net increase (decrease) in cash                                                (6,596)               1,036

Cash, beginning of period                                                      16,967               15,735
                                                                        --------------      ---------------

Cash and cash equivalents, end of period                              $        10,371     $         16,771
                                                                        ==============      ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                         $             -      $             -
                                                                        ==============      ===============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

      For the Quarterly periods ended June 30, 2006, September 30, 2006 and
                                December 31, 2006
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2006, six months ended September 30, 2006 and nine months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2006.

Organization
------------

WNC Housing Tax Credit Fund IV, L.P., Series 2 (the "Partnership") is a California limited partnership formed under the laws of the State of California on September 27, 1993. The Partnership was formed to acquire limited partnership interests in other limited partnerships ("Local Limited Partnerships") which owns multi-family housing complexes ("Housing Complexes") that are eligible for Federal low income housing tax credits ('Low Income Housing Tax Credits"). The local general partners (the "Local General Partners') of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex. Each Local Limited Partnership is governed by its agreement of limited partnership (the 'Local Limited Partnership Agreement').

The general partner of the Partnership is WNC Tax Credit Partners IV, L.P. (the "General Partner'). The general partner of the General Partner is WNC & Associates, Inc. ('Associates"). The chairman and president of Associates own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through the General Partner, as the Partnership has no employees of its own.

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

The proceeds from the disposition of any of the Local Limited Partnership properties will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the Partnership. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions from the proceeds remaining after payment of Partnership obligations and funding reserves equal to their capital contributions and their return on investment (as defined in the Partnership

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

      For the Quarterly periods ended June 30, 2006, September 30, 2006 and
                                December 31, 2006
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Agreement). The General Partner would then be entitled to receive proceeds equal to their capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

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

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or a non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited
Partnerships, nor the Local Limited Partnerships investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

      For the Quarterly periods ended June 30, 2006, September 30, 2006 and
                                December 31, 2006
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

Exit Strategy
-------------

The IRS compliance period for Low-Income Housing Tax Credit properties is generally 15 years from occupancy following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments using the Low Income Housing Tax Credits. The initial programs are completing their compliance periods. As of December 31, 2006, none of the Local Limited Partnerships had completed the 15 year compliance period.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated , the dissolution of the Partnership was not imminent as of December 31, 2006 . Subsequent to December 31, 2006, one Local Limited Partnership (Crossings II Limited Dividend Housing Association, Limited Partnership) was identified for disposition (see Note 4).

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

      For the Quarterly periods ended June 30, 2006, September 30, 2006 and
                                December 31, 2006
                                   (unaudited)

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

"Equity in losses of Local Limited Partnerships" for each of the periods ended December 31, 2006, September 30, 2006, June 30, 2006 and 2005 have been recorded by the Partnership. Management's estimate for the three, six and nine-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited
Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are impaired (see Note 2). If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2)

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board Interpretation No. 46-Revised, "Consolidation of Variable Interest Entities", because the Partnership is not considered the primary beneficiary. The Partnership's balance in investments in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on such investments, represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantees against Low Income Housing Tax Credit recapture.

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of June 30 and September 30, 2006 seventeen and eighteen, investment accounts in Local Limited Partnerships had reached a zero balance, respectively. As of December 31, 2006, seventeen investment accounts in Local Limited Partnerships had reached a zero balance. The disposition of EW (see 'Exit Strategy" above) removed one of the investment accounts that had a zero balance at September 30, 2006.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

      For the Quarterly periods ended June 30, 2006, September 30, 2006 and
                                December 31, 2006
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

Amortization
------------

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for the three months ended June 30, 2006 and 2005 was $5,176 and $7,434, respectively. For the six months ended September 30, 2006 and 2005 amortization expense was $10,172 and $14,631, respectively, and for the nine months ended December 31, 2006 and 2005 it was $14,937 and $21,828, respectively.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

      For the Quarterly periods ended June 30, 2006, September 30, 2006 and
                                December 31, 2006
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of September 30 and June 30, 2006, the Partnership had acquired limited partnership interests in twenty-two Local Limited Partnerships, each of which owned one Housing Complex consisting of an aggregate 892 apartment units. The Housing Complex of one Local Limited Partnership, EW Limited Partnership was sold during the three months ended December 31, 2006, therefore the Partnership had limited partnership interests in twenty-one Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 876 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership. The Partnership, as a Limited Partner, is entitled to 96% to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Limited Partnerships.

A loss in value from a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value to the Partnership. Accordingly, the Partnership recorded an impairment loss of $450,003 and $275,383, during the three months ended June 30, 2006 and 2005, respectively. There were no additional impairment losses for the periods ended September 30, 2006 and 2005 and December 31, 2006 and 2005.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:


                                                                   For the Three              For the Year
                                                                    Months Ended                  Ended
                                                                   June 30, 2006             March 31, 2006
                                                              -----------------------      ------------------
     Investments per balance sheet, beginning of period       $        1,750,403           $      2,557,672
     Impairment loss                                                    (450,003)                  (275,383)
     Equity in losses of Local Limited Partnerships                      (52,195)                  (490,890)
     Distributions received from Local Limited Partnerships                    -                    (12,251)
     Amortization of capitalized acquisition fees and
     costs                                                                (5,176)                  ( 28,745)
                                                                ---------------------      ------------------
     Investments per balance sheet, end of period             $        1,243,029           $      1,750,403
                                                                =====================      ==================

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

      For the Quarterly periods ended June 30, 2006, September 30, 2006 and
                                December 31, 2006
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------


                                                                   For the Six               For the Year
                                                                   Months Ended                  Ended
                                                                September 30, 2006          March 31, 2006
                                                              -----------------------      ------------------
     Investments per balance sheet, beginning of period       $            1,750,403     $         2,557,672
     Impairment loss                                                        (450,003)               (275,383)
     Equity in losses of Local Limited Partnerships                         (106,417)               (490,890)
     Distributions received from Local Limited Partnerships                        -                 (12,251)
     Amortization of capitalized acquisition fees and
     costs                                                                   (10,172)                (28,475)
                                                                ---------------------      ------------------
     Investments per balance sheet, end of period             $            1,183,811     $          1,750,403
                                                                =====================      ==================


                                                                   For the Nine              For the Year
                                                                   Months Ended                  Ended
                                                                December 31, 2006           March 31, 2006
                                                              -----------------------      ------------------
     Investments per balance sheet, beginning of period       $            1,750,403     $         2,557,672
     Impairment loss                                                        (450,003)               (275,383)
     Equity in losses of Local Limited Partnerships                         (147,678)               (490,890)
     Distributions received from Local Limited Partnerships                        -                 (12,251)
     Amortization of capitalized acquisition fees and
     costs                                                                   (14,937)                (28,475)
                                                                ---------------------      ------------------
     Investments per balance sheet, end of period             $            1,137,785     $         1,750,403
                                                                =====================      ==================


                                                                        For the Three Months
                                                                               Ended                For the Year Ended
                                                                           June 30, 2006             March 31, 2006
                                                                       -----------------------     --------------------
Investments in Local Limited Partnerships, net                    $                   863,253   $             1,356,953
Acquisition fees and costs, net of accumulated amortization of
$848,277 and $834,603                                                                 379,776                   393,450
                                                                       -----------------------     --------------------
Investments per balance sheet, end of period                      $                 1,243,029   $             1,750,403
                                                                       =======================     ====================


                                                                         For the Six Months
                                                                               Ended                For the Year Ended
                                                                         September 30, 2006          March 31, 2006
                                                                       -----------------------     --------------------
Investments in Local Limited Partnerships, net                     $                 821,782    $           1,356,953
Acquisition fees and costs, net of accumulated amortization of
$866,024 and $834,603                                                                362,029                  393,450
                                                                       -----------------------     --------------------
Investments per balance sheet, end of period                       $               1,183,811    $           1,750,403
                                                                       =======================     ====================

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

      For the Quarterly periods ended June 30, 2006, September 30, 2006 and
                                December 31, 2006
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

                                                                        For the Nine Months            For the Year
                                                                               Ended                       Ended
                                                                         December 31, 2006           March 31, 2006
                                                                       -----------------------     --------------------
Investments in Local Limited Partnerships, net                    $               780,521          $       1,356,953
Acquisition fees and costs, net of accumulated amortization of
$870,789 and $834,603                                                             357,264                    393,450
                                                                       -----------------------     --------------------
Investments per balance sheet, end of period                      $             1,137,785          $       1,750,403
                                                                       =======================     ====================

Selected financial information for the three months ended June 30, 2006 and 2005 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                                COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                        2006                       2005
                                                               ----------------------      ------------------
        Revenues                                             $             1,184,000     $        1,111,000
                                                               ----------------------      ------------------
        Expenses:
          Interest expense                                                  274,000                 270,000
          Depreciation and amortization                                     328,000                 325,000
          Operating expenses                                                796,000                 734,000
                                                               ----------------------      ------------------
            Total expenses                                                1,398,000               1,329,000
                                                               ----------------------      ------------------

        Net loss                                             $             (214,000)               (218,000)
                                                               ======================      ==================
        Net loss allocable to the Partnership                $             (211,000)     $         (215,000)
                                                               ======================      ==================
        Net loss recorded by the Partnership                 $              (52,000)     $         (103,000)
                                                               ======================      ==================

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

      For the Quarterly periods ended June 30, 2006, September 30, 2006 and
                                December 31, 2006
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

Selected financial information for the six months ended September 30, 2006 and 2005 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                                     COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                               2006                    2005
                                                                        -------------------    ---------------------
                Revenues                                              $          2,369,000   $            2,222,000
                                                                        -------------------    ---------------------
                Expenses:
                  Interest expense                                                 548,000                  540,000
                  Depreciation and amortization                                    656,000                  650,000
                  Operating expenses                                             1,592,000                1,467,000
                                                                        -------------------    ---------------------
                Total expenses                                                   2,796,000                2,657,000
                                                                        -------------------    ---------------------

                Net loss                                              $           (427,000)                (435,000)
                                                                        ===================    =====================
                Net loss allocable to the Partnership                 $           (422,000)   $            (431,000)
                                                                        ===================    =====================
                Net loss recorded by the Partnership                  $           (106,000)   $            (186,000)
                                                                        ===================    =====================

Selected financial information for the nine months ended December 31, 2006 and 2005 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                                COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                        2006                     2005
                                                               ----------------------      ------------------
        Revenues                                             $             3,504,000     $         3,333,000
                                                               ----------------------      ------------------
        Expenses:
          Interest expense                                                   803,000                 810,000
          Depreciation and amortization                                      978,000                 975,000
          Operating expenses                                               2,372,000               2,201,000
                                                               ----------------------      ------------------
        Total expenses                                                     4,153,000               3,986,000
                                                               ----------------------      ------------------

        Net loss                                             $              (649,000)               (653,000)
                                                               ======================      ==================
        Net loss allocable to the Partnership                $              (637,000)     $         (646,000)
                                                               ======================      ==================
        Net loss recorded by the Partnership                 $              (148,000)     $         (280,000)
                                                               ======================      ==================

Certain Local Limited Partnerships incurred operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partners may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related tax credits could occur.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

      For the Quarterly periods ended June 30, 2006, September 30, 2006 and
                                December 31, 2006
                                   (unaudited)

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

The Partnership has two investments, consisting of 99% limited partnership interests in each of Broken Bow Apartments I, Limited Partnership ("Broken Bow") and Sidney Apartments I, Limited Partnership ("Sidney"). Due to operational difficulties and negative cash flows in 2000, foreclosure procedures were commenced by the lender of these two Local Limited Partnerships. As a result, the Partnerships , Broken Bow and Sidney, in addition to a WNC subsidiary executed a work-out agreement with the lender (the 'Agreement"), which was effective December 14, 2001. Broken Bow was required to pay to the lender $165,000 as a partial settlement of the indebtedness due and owed by Broken Bow due to the fact that their loan was a construction loan. The Partnership advanced the aforementioned monies to Broken Bow and fully reserved the amount as of March 31, 2002. The balance of the indebtedness owed to the lender by Broken Bow was satisfied by the execution of two promissory notes. Simultaneously, the balance of the indebtedness owed to the lender by Sidney was also satisfied by the execution of two promissory notes. The Partnership and a WNC subsidiary had executed a guarantee for the payment of both notes of Broken Bow and Sidney. In addition, several other commitments were made. Broken Bow and Sidney had also executed a grant deed to the lender in the event that any of the entities defaulted under the terms and provisions of the notes. The deeds were held in escrow, and if Broken Bow or Sidney defaults on either note, the lender may, at its option, record the respective deed. In addition, the Partnership had under the promissory notes assigned the lender as additional collateral all of its residual value interests, as defined, in all of the Local Limited Partnerships. The Partnership and the Local Limited Partnerships were prohibited from selling, assigning, transferring or further encumbering the Housing
Complexes retained by each Local Limited Partnership without the lenders acknowledgement.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

      For the Quarterly periods ended June 30, 2006, September 30, 2006 and
                                December 31, 2006
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a) Acquisition fees of up to 8% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,058,950. Accumulated amortization of these capitalized costs was $701,686, $696,921, $679,174 and $665,500 as of December 31, 2006,
          September 30, 2006, June 30, 2006 and March 31, 2006, respectively.

(b) Reimbursement of costs incurred by the General Partner or an affiliate of Associates in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.2% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $169,103, which have been included in investments in Local Limited Partnerships. Accumulated amortization was $169,103 as of December 31, 2006, September 30, 2006, June 30, 2006 and March 31, 2006.

(c) An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages, for the life of the Partnership. Asset management fees of $11,000 were incurred during each of the three months ended June 30, 2006 and 2005. For each of the six months ended September 30, 2006 and 2005, the Partnership incurred asset management fees of $22,000.
          Management fees of $33,000 were incurred during each of the nine months ended December 31, 2006 and 2005. The Partnership paid the General Partner or its affiliates $0 of those fees during the three months ended June 30, 2006 and 2005, the six months ended September 30, 2006 and 2005 and the nine months ended December 31, 2006 and 2005.

(d) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2003 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

(e) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $0 during each of the three months ended June 30, 2006 and 2005, the six months ended September 30, 2006 and 2005 and the nine months ended December 31, 2006 and 2005.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

                                                                      September 30,         December 31,
                                               June 30, 2006             2006                 2006           March 31, 2006
                                              ----------------    -----------------    -----------------     ---------------
       Accrued asset management fees         $      335,284       $      346,284        $     357,284     $         324,284
       Expenses paid by the General
          Partners or an affiliates
          on behalf of the
          Partnership                               226,682              247,361              248,383               225,287
                                              ----------------    -----------------    -----------------     ---------------
       Total                                 $      561,966       $      593,645        $     605,667     $         549,571
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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

      For the Quarterly periods ended June 30, 2006, September 30, 2006 and
                                December 31, 2006
                                   (unaudited)

NOTE 4 - SUBSEQUENT EVENTS
--------------------------

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2006 and 2005, the three and six months ended September 30, 2006 and 2005, and the three and nine months ended December 31, 2006 and 2005, and should be read in conjunction with the combined condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2006 consisted primarily of $17,000 in cash and aggregate investments in the twenty-two Local Limited Partnerships of $1,243,000. Liabilities at June 30, 2006 primarily consisted of $562,000 asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates.

The Partnership's assets at September 30, 2006 consisted primarily of $15,000 in cash and aggregate investments in the twenty-two Local Limited Partnerships of $1,184,000. Liabilities at September 30, 2006 primarily consisted of $594,000 of accrued annual asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates.

The Partnership's assets at December 31, 2006 consisted primarily of $10,000 in cash and aggregate investments in the twenty-one Local Limited Partnerships of $1,138,000. Liabilities at December 31, 2006 primarily consisted of $606,000 of accrued annual asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates.

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005. The Partnership's net loss for the three months ended June 30, 2006 was $(520,000), reflecting an increase of approximately $(108,000) from the net loss of $(412,000) for the three months ended June 30, 2005. The increase was due to the increase in impairment loss of $(175,000). The impairment loss can vary each year depending on the annual decrease in tax credits allocated to the fund and the current estimated residual value of the investments compared to the current carrying value of each of the investments. The accounting and legal expenses increased by $(1,000) for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 due to a timing issue of the accounting work being performed. These increases were offset by a decrease in bad debt expense of $14,000, due to the Partnership making advances in that amount for the three months ended June 30, 2005 and reserved for in the same quarter. There was also a decrease in amortization of $2,000. There was also a decrease of equity in losses of Local Limited Partnerships of $51,000 to $(52,000) for the three months ended June 30, 2006 from $(103,000) for the three months ended June 30, 2005. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing losses of additional Local Limited Partnerships, which investment balances had reached zero. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized.

Three  Months  Ended  September  30,  2006  Compared to the Three  Months  Ended
September 30, 2005 The Partnership's net loss for the three months ended September 30, 2006 was $(93,000), reflecting a decrease of approximately $5,000 from the net loss of $(98,000) for the three months ended September 30, 2005. There was a $(24,000) increase in loss from operations largely due to an increase of $(18,000) in accounting and legal expenses due to a timing issue of the accounting work being performed. Additionally, bad debt expense increased by $(5,000) due to the Partnership making advances in that amount during the three months ended September 30, 2006 and reserved for in the same quarter. Those increases were offset by a decrease in amortization of $2,000 and a decrease in other operating expenses of $1,000. The distribution income decreased by $(3,000) for the three months ended September 30, 2006 due to the fact that Local Limited Partnerships pay the distribution income to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. There was a decrease of $28,000 in equity in losses of Local Limited Partnerships for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing losses of additional Local Limited Partnerships, which investment balances had reached zero. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized.

Six Months Ended September 30, 2006 Compared to Six Months Ended September 30, 2005 The Partnership's net loss for the six months ended September 30, 2006 was $(613,000), reflecting an increase of approximately $(103,000) from the net loss of $(510,000) for the six months ended September 30, 2005. The increase in net loss was primarily due to the $(182,000) increase in loss from operations which was largely the result of an increase in impairment loss of $(175,000). The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value of the investments compared to the current carrying value of each of the investments. The accounting and legal expenses also increased by $(19,000) for the six months ended September 30, 2006 compared to the six months ended September 30, 2005 due to the timing issue of accounting work being performed. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. In addition, there was also a decrease of $9,000 in bad debt expense for the six months ended September 30, 2006 due to less advances being made during the six months ended September 30, 2005 and reserved for in the same six month period as compared to the six months ended September 30, 2005. The amortization decreased by $4,000 and the other operating expense decreased by $2,000. The distribution income decreased by $(3,000) for the six months ended September 30, 2006 compared to the six months ended September 30, 2005 due to the fact that Local Limited Partnerships pay the distribution income to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. Those increases were offset by a decrease of equity in losses of Local Limited Partnerships by $79,000 to $(106,000) for the six months ended September 30, 2006 from $(186,000) for the six months ended September 30, 2005. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing losses of additional Local Limited Partnerships, which investment balances had reached zero. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized.

Three Months Ended December 31, 2006 Compared to the Three Months Ended December 31, 2005 The Partnership's net loss for the three months ended December 31, 2006 was $(63,000), reflecting a decrease of approximately $57,000 from the net loss of $(120,000) for the three months ended December 31, 2005. That was partially due to a decrease of equity in losses of Local Limited Partnerships of $53,000 to $(41,000) for the three months ended December 31, 2006 from $(94,000) for the three months ended December 31, 2005. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing losses of additional Local Limited Partnerships, which investment balances had reached zero. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. The accounting and legal expenses decreased by $2,000 for the three months ended December 31, 2006 compared to the three months ended December 31, 2005 due to a timing issue of the accounting work being performed. Additionally, the bad debt expense increased by $(1,000) and the reporting fee income decreased by $(1,000) offset by an increase in the distribution income of $2,000 and a decrease in amortization of $2,000.

Nine Months Ended December 31, 2006 Compared to the Nine Months Ended December 31, 2005 The Partnership's net loss for the nine months ended December 31, 2006 was $(675,000), reflecting an increase of approximately $(45,000) from the net loss of $(630,000) for the nine months ended December 31, 2005. The increase in net loss was due to the increase in impairment loss of $(175,000). The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments. The increase in impairment loss was offset by a decrease of equity in losses of Local Limited Partnerships of $132,000 to $(148,000) for the nine months ended December 31, 2006 from $(280,000) for the nine months ended December 31, 2005. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing losses of additional Local Limited Partnerships, which investment balances had reached zero. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Reporting fees and distribution income each decreased by $(1,000) for the nine months ended December 31, 2006 compared to the nine months ended December 31, 2005 due to the fact that Local Limited Partnerships pay the reporting fee and distribution income to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. The accounting and legal expenses increased by $(17,000) for the nine months ended December 31, 2006 compared to the nine months ended December 31, 2005 due to the timing issue of accounting work being performed. Additionally, there was a decrease in amortization of $7,000, which was due to several properties reaching a zero investment balance. The acquisition costs and fees associated with those particular investments have been written down to zero, thus reducing amortization expense. There was also a decrease in bad debt expense of $7,000 due to less advances being made during the nine months ended December 31, 2006 and reserved for in the same nine month period as compared to the nine months ended December 31, 2005. Additionally, there was also a decrease in other operating expenses of $2,000.

Capital Resources and Liquidity

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005 Net cash used during the three months ended June 30, 2006 was $0, compared to net cash used during the three months ended June 30, 2005 of $(13,000), reflecting a change of $13,000 due to $13,000 being advanced to a Local Limited Partnership during the three months ended June 30, 2005 and no advances to Local Limited Partnerships during the three months ended June 30, 2006.

Six Months Ended September 30, 2006 Compared to Six Months Ended September 30, 2005 Net cash used during the six months ended September 30, 2006 was $(2,000), compared to net cash used during the six months ended September 30, 2005 of $(4,000), reflecting a change of $2,000 due to $8,000 being advanced to a Local Limited Partnership during the six months ended September 30, 2006 compared to $17,000 being advanced to a Local Limited Partnership during the six months ended September 30, 2005, a net difference of $9,000. The Partnership also collected $3,000 in distribution income for the six months ended September 30, 2005 compared to $0 in distributions for the six months ended September 30, 2006., that is included in the net loss for each six month period. Additionally, the Partnership collected $2,000 less for the six months ended September 30, 2006 in distributions from Local Limited Partnerships.

Nine Months Ended December 31, 2006 Compared to Nine Months Ended December 31, 2005 Net cash used during the nine months ended December 31, 2006 was $(7,000), compared to net cash provided during the nine months ended December 31, 2005 of $1,000, reflecting a change of $(8,000). This was due to $15,000 being advanced to a Local Limited Partnership during the nine months ended December 31, 2006 compared to $22,000 being advanced to a Local Limited Partnership during the nine months ended September 30, 2005, a net difference of $7,000. The Partnership also collected $(2,000) less in operating income for the nine months ended December 31, 2006 compared to the nine months ended December 31, 2005. Additionally, the Partnership collected $(12,000) less for the nine months ended December 31, 2006 in distributions from Local Limited Partnerships.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2006, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through March 31, 2009.

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

          Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarters ended June 30, 2006, September 30, 2006 and December 31, 2006 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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