Form 10-Q
period 2007-06-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 2008-03-17
CIK 913497

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

 (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007
                For the quarterly period ended September 30, 2007

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

Yes          No    X
    -------     -------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer     Accelerated filer
                        ---                   ---

Non-accelerated filer  X  Smaller reporting company
                      ---                           ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No    X
    -------     -------

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                  FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2007
                             AND SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

     Balance Sheets
              As of June 30, 2007, September 30, 2007 and
                March 31, 2007.................................................3

     Statements of Operations
              For the Three Months Ended June 30, 2007
                and 2006.......................................................4
              For the Three and Six Months Ended September 30,
                2007 and 2006..................................................5

     Statement of Partners' Equity (Deficit)
              For the Three Months Ended June 30, 2007 ........................6
              For the Six Months Ended September 30, 2007 .....................6

     Statements of Cash Flows
              For the Three Months Ended June 30, 2007 and 2006................7
              For the Six Months Ended September 30, 2007 and 2006.............8

     Notes to Financial Statements.............................................9

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................19

     Item 3. Quantitative and Qualitative Disclosures About Market Risk.......20

     Item 4. Controls and Procedures  ........................................20

     Item 4T. Controls and Procedures  .......................................21

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings................................................21

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds......21

     Item 3. Defaults Upon Senior Securities..................................21

     Item 4. Submission of Matters to a Vote of Security Holders..............21

     Item 5. Other Information................................................21

     Item 6. Exhibits.........................................................21

     Signatures...............................................................22


                                       WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                                             (A California Limited Partnership)

                                                       BALANCE SHEETS
                                                         (UNAUDITED)


                                                                 JUNE 30, 2007     SEPTEMBER 30, 2007      MARCH 31, 2007
                                                              -------------------  -------------------  -------------------
ASSETS

Cash                                                          $           23,054   $           28,657   $           20,085
Investments in Local Limited Partnerships, net (Note 2)                  829,317              801,600              970,319
                                                              -------------------  -------------------  -------------------

Total Assets                                                  $          852,371   $          830,257   $          990,404
                                                              ===================  ===================  ===================

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
  Accrued expenses                                            $               --   $           11,184   $               --
  Accrued fees and expenses due to
    General Partner and affiliates (Note 3)                              630,927              642,182              618,403
                                                              -------------------  -------------------  -------------------

Total Liabilities                                                        630,927              653,366              618,403
                                                              -------------------  -------------------  -------------------

Partners' equity (deficit):
  General Partner                                                       (150,098)            (150,543)            (148,592)
  Limited Partners (20,000 Partnership Units authorized;
    15,600 Partnership Units issued and outstanding)                     371,542              327,434              520,593
                                                              -------------------  -------------------  -------------------

           Total Partners' Equity                                        221,444              176,891              372,001
                                                              -------------------  -------------------  -------------------
                Total Liabilities and Partners' Equity        $          852,371   $          830,257   $          990,404
                                                              ===================  ===================  ===================


                                       See accompanying notes to financial statements



                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (UNAUDITED)


                                               2007                   2006
                                         -----------------     -----------------
                                           THREE MONTHS           THREE MONTHS
                                         -----------------     -----------------

Reporting fees                            $         2,950       $            --

Operating expenses:
  Amortization (Note 2)                             1,280                 5,176
  Asset management fees (Note 3)                   11,000                11,000
  Impairment loss (Note 2)                        113,285               450,003
  Legal and accounting fees                            --                   742
  Other                                             1,524                   653
                                         -----------------     -----------------

    Total operating expenses                      127,089               467,574
                                         -----------------     -----------------

Loss from operations                             (124,139)             (467,574)

Equity in losses of Local
 Limited Partnerships (Note 2)                    (26,437)              (52,195)

Interest income                                        19                    15
                                         -----------------     -----------------

Net loss                                  $      (150,557)      $      (519,754)
                                         =================     =================

Net loss allocated to:
  General Partner                         $        (1,506)      $        (5,198)
                                         =================     =================

  Limited Partners                        $      (149,051)      $      (514,556)
                                         =================     =================

Net loss per
  Partnership Unit                        $           (10)      $           (33)
                                         =================     =================

Outstanding weighted
  Partnership Units                                15,600                15,600
                                         =================     =================


                 See accompanying notes to financial statements



                           WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                                 (A California Limited Partnership)

                                      STATEMENTS OF OPERATIONS
                              FOR THE THREE MONTHS AND SIX MONTHS ENDED
                                     SEPTEMBER 30, 2007 AND 2006
                                             (UNAUDITED)


                                                2007                              2006
                                   ------------------------------    ------------------------------
                                       THREE             SIX             THREE             SIX
                                       MONTHS           MONTHS           MONTHS           MONTHS
                                   -------------    -------------    -------------    -------------

Reporting fees                     $      5,590     $      8,540     $      6,000     $      6,000

Operating expenses:
  Amortization (Note 2)                   1,280            2,560            4,996           10,172
  Asset management fees (Note 3)         11,000           22,000           11,000           22,000
  Impairment loss (Note 2)                   --          113,285               --          450,003
  Legal and accounting fees              11,184           11,184           18,625           19,367
  Bad debt expense                           --               --            8,000            8,000
  Other                                      --            1,779            2,054            2,707
                                   -------------    -------------    -------------    -------------

    Total operating expenses             23,719          150,808           44,675          512,249
                                   -------------    -------------    -------------    -------------

Loss from operations                    (18,129)        (142,268)         (38,675)        (506,249)

Equity in losses of Local
 Limited Partnerships (Note 2)          (26,437)         (52,874)         (54,222)        (106,417)

Interest income                              13               32               20               35
                                   -------------    -------------    -------------    -------------
Net loss                           $    (44,553)    $   (195,110)    $    (92,877)    $   (612,631)
                                   =============    =============    =============    =============

Net loss allocated to:
  General Partner                  $       (445)    $     (1,951)    $       (928)    $     (6,126)
                                   =============    =============    =============    =============

  Limited Partners                 $    (44,108)    $   (193,159)    $    (91,949)    $   (606,505)
                                   =============    =============    =============    =============

Net loss per
  Partnership Unit                 $         (3)    $        (12)    $         (6)    $        (39)
                                   =============    =============    =============    =============

Outstanding weighted
  Partnership Units                      15,600           15,600           15,600           15,600
                                   =============    =============    =============    =============


                           See accompanying notes to financial statements



                               WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                                     (A California Limited Partnership)

                                       STATEMENTS OF PARTNERS' EQUITY
                                FOR THE THREE MONTHS ENDED JUNE 30, 2007, AND
                                   THE SIX MONTHS ENDED SEPTEMBER 30, 2007
                                                 (UNAUDITED)


                                  FOR THE THREE MONTHS ENDED JUNE 30, 2007

                                                          GENERAL           LIMITED
                                                          PARTNER           PARTNERS             TOTAL
                                                       ---------------   ----------------   ---------------

Partners' equity (deficit) at March 31, 2007           $     (148,592)   $       520,593    $      372,001

Net loss                                                       (1,506)          (149,051)         (150,557)
                                                       ---------------   ----------------   ---------------

Partners' equity (deficit) at June 30, 2007            $     (150,098)   $       371,542    $      221,444
                                                       ===============   ================   ===============


                                 FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007

                                                          GENERAL           LIMITED
                                                          PARTNER           PARTNERS             TOTAL
                                                       ---------------   ----------------   ---------------

Partners' equity (deficit) at March 31, 2007           $     (148,592)   $       520,593    $      372,001

Net loss                                                       (1,951)          (193,159)         (195,110)
                                                       ---------------   ----------------   ---------------

Partners' equity (deficit) at September 30, 2007       $     (150,543)   $       327,434    $      176,891
                                                       ===============   ================   ===============


                               See accompanying notes to financial statements



                          WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                                (A California Limited Partnership)

                                     STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
                                           (UNAUDITED)

                                                                     2007              2006
                                                                --------------    --------------
Cash flows from operating activities:
  Net loss                                                      $    (150,557)    $    (519,754)
    Adjustments to reconcile net loss to net
      cash provided by operating activities:
        Amortization                                                    1,280             5,176
        Equity in losses of Local Limited Partnerships                 26,437            52,195
        Impairment loss                                               113,285           450,003
        Change in accrued  fees and expenses due to
           General Partner and affiliates                              12,524            12,395
                                                                --------------    --------------
        Net cash provided by operating activities                       2,969                15
                                                                --------------    --------------

Net increase in cash                                                    2,969                15

Cash, beginning of period                                              20,085            16,967
                                                                --------------    --------------

Cash, end of period                                             $      23,054     $      16,982
                                                                ==============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                   $           -     $           -
                                                                ==============    ==============


                          See accompanying notes to financial statements



                          WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                                (A California Limited Partnership)

                                     STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                           (UNAUDITED)

                                                                     2007              2006
                                                                --------------    --------------

Cash flows from operating activities:
  Net loss                                                      $    (195,110)    $    (612,631)
    Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
        Amortization                                                    2,560            10,172
        Equity in losses of Local Limited Partnerships                 52,874           106,417
        Impairment loss                                               113,285           450,003
        Advances to Local Limited Partnerships                              -            (8,000)
         Write-off of advances to Local Limited partnerships                -             8,000
        Change in accrued expenses                                     11,184                 -
        Change in accrued  fees and expenses due to
           General Partner and affiliates                              23,779            44,074
                                                                --------------    --------------
        Net cash provided by (used in) operating activities             8,572            (1,965)
                                                                --------------    --------------

Net increase (decrease) in cash                                         8,572            (1,965)

Cash, beginning of period                                              20,085            16,967
                                                                --------------    --------------

Cash, end of period                                             $      28,657     $      15,002
                                                                ==============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                   $           -     $           -
                                                                ==============    ==============


                          See accompanying notes to financial statements

                                                8

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2004, SEPTEMBER 30, 2004 AND
                                DECEMBER 31, 2004
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2007, and six months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2007.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2007 AND SEPTEMBER 30, 2007
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2007 AND SEPTEMBER 30, 2007
                                   (UNAUDITED)

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

Exit Strategy
-------------

The IRS compliance period for Low-Income Housing Tax Credit properties is generally 15 years from occupancy following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs are completing their compliance periods. As of September 30, 2007, none of the Local Limited Partnerships had completed their 15 year compliance period.

With that in mind, the Partnership is continuing its review of the Partnership's holdings, with special emphasis on the more mature properties including those that have satisfied the IRS compliance requirements. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated , the dissolution of the Partnership was not imminent as of September 30, 2007. As of September 30, 2007, one Housing Complex had been sold, EW, a California Limited Partnership. Subsequent to September 30, 2007, in October 2007, the Housing Complex of one Local Limited Partnership (Crossings II Limited Dividend Housing Association, Limited Partnership) was identified for disposition. (see Note 4).

Method of Accounting for Investments in Local Limited Partnerships
------------------------------------------------------------------

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment and are being amortized over 30 years. (See Note 2)

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2007 AND SEPTEMBER 30, 2007
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

"Equity in losses of Local Limited Partnerships" for the periods ended June 30, 2007 and 2006 and September 30, 2007 and 2006, have been recorded by the Partnership. Management's estimate for the three and six-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are impaired (see
Note 2). If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of June 30 and September 30, 2007 nineteen investment accounts in Local Limited Partnerships had reached a zero balance.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2007 AND SEPTEMBER 30, 2007
                                   (UNAUDITED)

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

Amortization
------------

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for the three months ended June 30, 2007 and 2006 was $1,280 and $5,176, respectively. For the six months ended September 30, 2007 and 2006 amortization expense was $2,560 and $10,172, respectively.

Impairment
----------

A loss in value from a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value to the Partnership.

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of June 30 and September 30, 2007, the Partnership has acquired limited partnership interests in twenty-one Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 876 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

A loss in value from a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value to the Partnership. Accordingly, the Partnership recorded an impairment loss of $113,285 and $450,003, during the three months ended June 30, 2007 and 2006, respectively. There were no additional impairment losses for the periods ended September 30, 2007 and 2006.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2007 AND SEPTEMBER 30, 2007
                                   (UNAUDITED)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------
The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                             FOR THE THREE       FOR THE YEAR
                                                             MONTHS ENDED            ENDED
                                                            JUNE 30, 2007       MARCH 31, 2007
                                                         -------------------  -------------------
  Investments per balance sheet, beginning of period      $         970,319    $       1,750,403
  Impairment loss                                                  (113,285)            (450,003)
  Equity in losses of Local Limited Partnerships                    (26,437)            (310,379)
  Amortization of capitalized acquisition fees and
    costs                                                            (1,280)             (19,702)
                                                         -------------------  -------------------
  Investments per balance sheet, end of period            $         829,317    $         970,319
                                                         ===================  ===================

                                                              FOR THE SIX         FOR THE YEAR
                                                              MONTHS ENDED            ENDED
                                                          SEPTEMBER 30, 2007     MARCH 31, 2007
                                                         -------------------  -------------------
  Investments per balance sheet, beginning of period      $         970,319    $       1,750,403
  Impairment loss                                                  (113,285)            (450,003)
  Equity in losses of Local Limited Partnerships                    (52,874)            (310,379)
  Amortization of capitalized acquisition fees and
    costs                                                            (2,560)             (19,702)
                                                         -------------------  -------------------
  Investments per balance sheet, end of period            $         801,600    $         970,319
                                                         ===================  ===================


                                                            FOR THE THREE        FOR THE YEAR
                                                             MONTHS ENDED           ENDED
                                                            JUNE 30, 2007       MARCH 31, 2007
                                                         -------------------  -------------------
Investments in Local Limited Partnerships, net            $         608,284    $         748,006
Acquisition fees and costs, net of accumulated
  amortization of $1,007,020 and $1,005,740                         221,033              222,313
                                                         -------------------  -------------------
Investments per balance sheet, end of period              $         829,317    $         970,319
                                                         ===================  ===================


                                                              FOR THE SIX         FOR THE YEAR
                                                              MONTHS ENDED            ENDED
                                                          SEPTEMBER 30, 2007     MARCH 31, 2007
                                                         -------------------  -------------------

Investments in Local Limited Partnerships, net            $         581,847    $         748,006
Acquisition fees and costs, net of accumulated
  amortization of $1,008,300 and $1,005,740                         219,753              222,313
                                                         -------------------  -------------------
Investments per balance sheet, end of period              $         801,600    $         970,319
                                                         ===================  ===================

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2007 AND SEPTEMBER 30, 2007
                                   (UNAUDITED)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------

Selected financial information for the three months ended June 30, 2007 and 2006 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                        COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                      2007                   2006
                                              --------------------   --------------------
    Revenues                                   $        1,184,000     $        1,184,000
                                              --------------------   --------------------
    Expenses:
      Interest expense                                    274,000                274,000
      Depreciation and amortization                       328,000                328,000
      Operating expenses                                  796,000                796,000
                                              --------------------   --------------------
        Total expenses                                  1,398,000              1,398,000
                                              --------------------   --------------------

    Net loss                                   $         (214,000)    $         (214,000)
                                              ====================   ====================

    Net loss allocable to the Partnership      $         (211,000)    $         (211,000)
                                              ====================   ====================

    Net loss recorded by the Partnership       $          (26,000)    $          (52,000)
                                              ====================   ====================

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2007 AND SEPTEMBER 30, 2007
                                   (UNAUDITED)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------

Selected financial information for the six months ended September 30, 2007 and 2006 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                        COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                      2007                   2006
                                              --------------------   --------------------
    Revenues                                   $        2,369,000     $        2,369,000
                                              --------------------   --------------------
    Expenses:
      Interest expense                                    548,000                548,000
      Depreciation and amortization                       656,000                656,000
      Operating expenses                                1,592,000              1,592,000
                                              --------------------   --------------------
    Total expenses                                      2,796,000              2,796,000
                                              --------------------   --------------------

    Net loss                                   $         (427,000)    $         (427,000)
                                              ====================   ====================

    Net loss allocable to the Partnership      $         (422,000)    $         (422,000)
                                              ====================   ====================

    Net loss recorded by the Partnership       $          (53,000)    $         (106,000)
                                              ====================   ====================

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

Troubled Properties
-------------------

One Local Limited Partnership, Crossing II Limited Dividend Housing Association LP ("Crossings II") started to experience operational issues during the year ended March 31, 2005. As interest rates were falling, this particular market saw an increasing number of people purchasing first time homes, thereby, causing high vacancy rates. This particular area of Michigan is experiencing an overall low occupancy issue. The low occupancy was the primary reason for the properties' cash flow issues. The Local General Partner continues to make advances to the property to help fund its operations. The Partnership received all the Low Income Housing Tax Credits from Crossings II. The final Low Income Housing Tax Credits were taken in 2007. The Local Limited Partnership's General Partner is looking to purchase the Partnership's limited partnership interest in Crossings II. The General Partner is going to post a surety bond to protect the Partnership from tax credit recapture. The anticipated closing date of this transaction is April of 2008.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2007 AND SEPTEMBER 30, 2007
                                   (UNAUDITED)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------

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

On March 24, 2006 Broken Bow and Sidney had the promissory notes refinanced and as a result the Partnership and a subsidiary of Associates were relieved of their obligations as guarantors for these two Local Limited Partnerships. The Partnership was also released of pledging additional collateral in the form of its residual value interests.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

      (a) Acquisition fees of up to 8% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,058,950. Accumulated amortization of these capitalized costs was $839,197, $837,917 and $836,637 as of September 30, 2007, June 30,
          2007 and March 31, 2007, respectively.

      (b) Reimbursement of costs incurred by the General Partner or an affiliate of Associates in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.2% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $169,103, which have been included in investments in Local Limited Partnerships. Accumulated amortization was $169,103 as of September 30, 2007, June 30, 2007 and March 31, 2007.

      (c) An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages, for the life of the Partnership. Asset management fees of $11,000 were incurred during each of the three months ended June 30, 2007 and 2006. For each of the six months ended September 30, 2007 and 2006, the Partnership incurred asset management fees of $22,000. The Partnership paid the General Partner or its affiliates $0 of those fees during each of the three months ended June 30, 2007 and 2006 and each of the six months ended September 30, 2007 and 2006.

      (d) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2003 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

      (e) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $0 during the three months ended June 30, 2007 and 2006 and for each of the six months ended September 30, 2007 and 2006.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2007 AND SEPTEMBER 30, 2007
                                   (UNAUDITED)

NOTE 3 - RELATED PARTY TRANSACTIONS, CONTINUED
----------------------------------------------

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

                                                                   SEPTEMBER 30,
                                                JUNE 30, 2007           2007          MARCH 31, 2007
                                              ----------------   ----------------   ----------------
       Accrued asset management fees          $        379,284   $        390,284   $        368,284
       Expenses paid by the General
          Partners or affiliates
          on behalf of the Partnership                 251,643            251,898            250,119
                                              ----------------   ----------------   ----------------
       Total                                  $        630,927   $        642,182   $        618,403
                                              ================   ================   ================

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - SUBSEQUENT EVENTS
--------------------------

In October 2007, one additional Housing Complex has been identified for disposition (Crossing II Limited Dividend Housing Association LP ("Crossings II")). This Local Limited Partnership started to experience operational issues during the year ended March 31, 2005 and continues to have operation issues primarily due to cash flow issues. The Partnership received all of the Low Income Housing Tax Credits from Crossings II, with the final Low Income Housing Tax Credits being taken in 2007. The Local Limited Partnership's General Partner is looking to purchase the Partnership's limited partnership interest in Crossings II. The General Partner is going to post the surety bond to protect the Partnership from recapture. The anticipated closing date of this transaction is April of 2008.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2007 and 2006 and the three and six months ended September 30, 2007 and 2006, and should be read in conjunction with the combined condensed financial statements and accompanying notes included within this report.

FINANCIAL CONDITION

The Partnership's assets at June 30, 2007 consisted primarily of $23,000 in cash and aggregate investments in the twenty-one Local Limited Partnerships of $829,000. Liabilities at June 30, 2007 primarily consisted of $631,000 of accrued annual asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates.

The Partnership's assets at September 30, 2007 consisted primarily of $29,000 in cash and aggregate investments in the twenty-one Local Limited Partnerships of $802,000. Liabilities at September 30, 2007 primarily consisted of $642,000 of accrued annual asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates and accrued expenses of $11,000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006. The Partnership's net loss for the three months ended June 30, 2007 was $(151,000), reflecting a decrease of approximately $369,000 from the net loss of $(520,000) for the three months ended June 30, 2006. The decrease in net loss was due to the decrease in impairment loss of $337,000. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the fund and the current estimated residual value to the Partnership compared to the current carrying value to the Partnership. The equity in losses of limited partnerships also decreased by $25,000 to $(26,000) for the three months ended June 30, 2007 from $(52,000) for the three months ended June 30, 2006. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing losses of additional Local Limited Partnerships, which investment balances had reached zero. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. The legal and accounting fees decreased by $1,000 which was offset by an increase in other expenses of $(1,000). Reporting fees increased by $3,000 for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 due to the fact that Local Limited Partnerships pay reporting fees and distributions to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. The amortization expense decreased by $4,000 for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 due to additional investments in Local Limited Partnerships reaching zero and the acquisition costs and fees associated with those investments were written to zero and as such amortization expense being reduced.

THREE  MONTHS  ENDED  SEPTEMBER  30,  2007  COMPARED TO THE THREE  MONTHS  ENDED
SEPTEMBER 30, 2006 The Partnership's net loss for the three months ended September 30, 2007 was $(45,000), reflecting a decrease of approximately $48,000 from the net loss of $(93,000) for the three months ended September 30, 2006. There was a decrease of equity in losses of Local Limited Partnerships of
$28,000 to $(26,000) for the three months ended September 30, 2007 from $(54,000) for the three months ended September 30, 2006. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing losses of additional Local Limited Partnerships, which investment balances had reached zero. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. In addition to the decrease in the equity in losses, there were a decrease in amortization of $4,000, due to additional investments in Local Limited Partnerships reaching zero and the acquisition costs and fees associated with those investments were written to zero and as such amortization expense being reduced. There was also a $7,000 decrease in accounting and legal expenses, which is attributable to the timing of the accounting work performed. Bad debt expense decreased by $8,000, due to the Partnership having to make advances to a Local Limited Partnership and reserving against those advances and a decrease in asset management expense of $1,000 for the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

SIX MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2006 The Partnership's net loss for the six months ended September 30, 2007 was $(195,000), reflecting a decrease of approximately $418,000 from the net loss of $(613,000) for the six months ended September 30, 2006. The increase in net loss was due primarily to the decrease in impairment loss of $337,000. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value to the Partnership. The accounting and legal expenses decreased by $8,000 for the six months ended September 30, 2007 compared to the six months ended September 30, 2006, due to a timing issue. Bad debt expense decreased by $8,000, due to the Partnership having to make advances in 2006 to a Local Limited Partnership and reserving against those advances, which were not required for the six months ended September 30, 2007. In addition, amortization decreased by $8,000, due to additional investments in Local Limited Partnerships reaching zero and the acquisition costs and fees associated with those investments were written to zero and as such amortization expense being reduced. Other expenses also increased by $1,000. Reporting fees increased by $3,000 for the six months ended September 30, 2007 compared to the six months ended September 30, 2006 due to the fact that Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. There was a decrease of $53,000 of equity in losses of Local Limited Partnerships to $(53,000) for the six months ended September 30, 2007 from $(106,000) for the six months ended September 30, 2006. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships.

CAPITAL RESOURCES AND LIQUIDITY

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006 Net cash provided during the three months ended June 30, 2007 was $3,000, compared to net cash provided during the three months ended June 30, 2006 of $0, reflecting a change of $3,000. The change was due to the Partnership collecting $3,000 in reporting fee income for the three months ended June 30, 2007 compared to $0 for the three months ended June 30, 2006.

SIX MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2006 Net cash provided during the six months ended September 30, 2007 was $9,000, compared to net cash used during the six months ended September 30, 2006 of $(2,000), reflecting a change of $11,000. During the six months ended September 30, 2007 the accrued expenses increased by $11,000.

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

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarters ended June 30, 2007 and September 30, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

ITEM 4T. CONTROLS AND PROCEDURES

This annual report does not include an attestation report of the Partnership's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation work to be performed by the Partnership's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management's report in this annual report.

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

Date: March 17, 2008


By: /s/ Thomas J. Riha
    ------------------

Thomas J. Riha
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: March 17, 2008