Form 10-Q
period 2007-12-31
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 2008-03-17
CIK 913497

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2007

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

                     17782 Sky Park Circle, Irvine, CA 92614
                    (Address of principle executive offices)

                                 (714) 622-5565
                               (Telephone Number)

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

Large accelerated filer _____           Accelerated filer _____

Non-accelerated filer __X__             Smaller reporting company _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes _____ No __X__

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

     Balance Sheets
              As of December 31, 2007 and March 31, 2007.......................3

     Statements of Operations

              For the Three and Nine Months Ended December 31, 2007
                and 2006.......................................................4

     Statement of Partners' Equity (Deficit)
              For the Nine Months Ended December 31, 2007 .....................5

     Statements of Cash Flows
              For the Nine Months Ended December 31, 2007 and 2006.............6

     Notes to Financial Statements.............................................7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................16

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk......17

     Item 4.  Controls and Procedures  .......................................17

     Item 4T. Controls and Procedures  .......................................18

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings...............................................18

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....18

     Item 3.  Defaults Upon Senior Securities.................................18

     Item 4.  Submission of Matters to a Vote of Security Holders.............18

     Item 5.  Other Information...............................................18

     Item 6.  Exhibits........................................................18

     Signatures...............................................................19


                           WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                                 (A California Limited Partnership)

                                           BALANCE SHEETS
                                             (UNAUDITED)


                                                              DECEMBER 31, 2007     MARCH 31, 2007
                                                              -----------------    ----------------
ASSETS

Cash                                                          $          28,219    $         20,085
Investments in Local Limited Partnerships, net (Note 2)                 773,883             970,319
                                                              -----------------    ----------------

Total Assets                                                  $         802,102    $        990,404
                                                              =================    ================

Liabilities:
  Accrued expenses                                            $          11,184    $              -
  Accrued fees and expenses due to
    General Partner and affiliates (Note 3)                             654,889             618,403
                                                              -----------------    ----------------

Total Liabilities                                                       666,073             618,403
                                                              -----------------    ----------------

Partners' equity (deficit):
  General Partner                                                      (150,952)           (148,592)
  Limited Partners (20,000 Partnership Units authorized;
    15,600 Partnership Units issued and outstanding)                    286,981             520,593
                                                              -----------------    ----------------

        Total Partners' Equity                                          136,029             372,001
                                                              -----------------    ----------------
            Total Liabilities and Partners' Equity            $         802,102    $        990,404
                                                              =================    ================


                           See accompanying notes to financial statements


                             WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                                   (A California Limited Partnership)

                                        STATEMENTS OF OPERATIONS

                 FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
                                              (UNAUDITED)


                                                     2007                             2006
                                         ----------------------------     ----------------------------
                                            THREE            NINE            THREE            NINE
                                            MONTHS          MONTHS           MONTHS          MONTHS
                                         ------------    ------------     ------------    ------------

Reporting fees                         $        3,528    $     11,798     $          -    $      6,000
Distribution income                                 -               -            2,250           2,250
                                         ------------    ------------     ------------    ------------
Total operating income                          3,528          11,798            2,250           8,250
                                         ------------    ------------     ------------    ------------

Operating expenses:
  Amortization (Note 2)                         1,280           3,840            4,765          14,937
  Asset management fees (Note 3)               11,000          33,000           11,000          33,000
  Impairment loss (Note 2)                          -         113,285                -         450,003
  Legal and accounting fees                         -          11,184              108          19,475
   Bad debt expense                             3,697           3,697            6,896          14,896
  Other                                         1,707           3,486              915           3,622
                                         ------------    ------------     ------------    ------------

    Total operating expenses                   17,684         168,492           23,684         535,933
                                         ------------    ------------     ------------    ------------

Loss from operations                          (14,426)       (156,694)         (21,434)       (527,683)

Equity in losses of Local
 Limited Partnerships (Note 2)                (26,437)        (79,311)         (41,261)       (147,678)

Interest income                                     1              33               16              51
                                         ------------    ------------     ------------    ------------

Net loss                                 $    (40,862)   $   (235,972)    $    (62,679)   $   (675,310)
                                         ============    ============     ============    ============

Net loss allocated to:
  General Partner                        $       (409)   $     (2,360)    $       (627)   $     (6,753)
                                         ============    ============     ============    ============

  Limited Partners                       $    (40,453)   $   (233,612)    $    (62,052)   $   (668,557)
                                         ============    ============     ============    ============

Net loss per
  Partnerships Units                     $         (3)   $        (15)    $         (4)   $        (43)
                                         ============    ============     ============    ============

Outstanding weighted
  Partnership Units                            15,600          15,600           15,600          15,600
                                         ============    ============     ============    ============


                             See accompanying notes to financial statements


                             WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                                   (A California Limited Partnership)

                                      STATEMENT OF PARTNERS' EQUITY

                               FOR THE NINE MONTHS ENDED DECEMBER 31, 2007
                                               (UNAUDITED)


                                                          GENERAL          LIMITED
                                                          PARTNER          PARTNERS           TOTAL
                                                       -------------    --------------    -------------

Partners' equity (deficit) at March 31, 2007           $    (148,592)   $      520,593    $     372,001

Net loss                                                      (2,360)         (233,612)        (235,972)
                                                       -------------    --------------    -------------

Partners' equity (deficit) at December 31, 2007        $    (150,952)   $      286,981    $     136,029
                                                       =============    ==============    =============


                             See accompanying notes to financial statements


                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
                                   (UNAUDITED)


                                                                            2007            2006
                                                                        ------------    ------------
Cash flows from operating activities:
  Net loss                                                              $   (235,972)   $   (675,310)
    Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
        Amortization                                                           3,840          14,937
        Equity in losses of Local Limited Partnerships                        79,311         147,678
        Impairment loss                                                      113,285         450,003
        Advances to Local Limited Partnerships                                (3,697)        (14,896)
        Write off of advances to Local Limited Partnerships                    3,697          14,896
        Change in accrued expenses                                            11,184               -
        Change in accrued  fees and expenses due to
           General Partner and affiliates                                     36,486          56,096
                                                                        ------------    ------------
        Net cash provided by (used in) operating activities                    8,134          (6,596)
                                                                        ------------    ------------

Net increase (decrease) in cash                                                8,134          (6,596)

Cash, beginning of period                                                     20,085          16,967
                                                                        ------------    ------------

Cash, end of period                                                     $     28,219    $     10,371
                                                                        ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Taxes paid                                                           $          -    $          -
                                                                        ============    ============


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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2006, SEPTEMBER 30, 2006 AND
                                DECEMBER 31, 2006
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2007.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007
                                   (UNAUDITED)


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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

Exit Strategy
-------------

The IRS compliance period for Low-Income Housing Tax Credit properties is generally 15 years from occupancy following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments using the Low Income Housing Tax Credits. The initial programs are completing their compliance periods. As of December 31, 2007, none of the Local Limited Partnerships had completed the 15 year compliance period.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2007. As of December 31, 2007 one Housing Complex had been sold, EW, a California Limited Partnership. During the quarter ended December 31, 2007 the Partnership identified the Housing Complex of one Local Limited Partnership (Crossings II Limited Dividend Housing Association, Limited Partnership) for disposition. This Local Limited Partnership started to experience operational issues during the year ended March 31, 2005 and continues to have operation issues primarily due to cash flow issues. The Partnership received all of the Low Income Housing Tax Credits from Crossings II, with the final credits being taken in 2007. The Local Limited Partnership's General Partner is looking to purchase the Partnership's limited partnership interest in Crossings II. The General Partner is going to post the surety bond to protect the Partnership from recapture. The anticipated closing date of this transaction is April of 2008.

Method of Accounting for Investments in Local Limited Partnerships
------------------------------------------------------------------

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment and are being amortized over 30 years. (See Note 2)

"Equity in losses of Local Limited Partnerships" for the periods ended December 31, 2007 and 2006 have been recorded by the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment is accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of December 31, 2007 nineteen investment accounts in Local Limited Partnerships had reached a zero balance.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

Amortization
------------

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for the nine months ended December 31, 2007 and 2006 was $3,840 and $14,937, respectively.

Impairment
----------

A loss in value from a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total of the remaining Low Income Housing Tax Credits allocate to the Partnership and the estimated residual value to the Partnership.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2007, the Partnership has acquired limited partnership interests in twenty-one Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 876 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

A loss in value from a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining Low Income Tax Credits allocated to the Partnership and the estimated residual value to the Partnership. Accordingly, the Partnership recorded an impairment loss of $113,285 and $450,003, during the nine months ended December 31, 2007 and 2006, respectively.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007
                                   (UNAUDITED)


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                             FOR THE NINE           FOR THE YEAR
                                                             MONTHS ENDED               ENDED
                                                           DECEMBER 31, 2007       MARCH 31, 2007
                                                           -----------------      ----------------
Investments per balance sheet, beginning of period         $         970,319      $      1,750,403
Impairment loss                                                     (113,285)             (450,003)
Equity in losses of Local Limited Partnerships                       (79,311)             (310,379)
Amortization of capitalized acquisition fees and costs                (3,840)              (19,702)
                                                           -----------------      ----------------
Investments per balance sheet, end of period               $         773,883      $        970,319
                                                           =================      ================

                                                             FOR THE NINE           FOR THE YEAR
                                                             MONTHS ENDED               ENDED
                                                           DECEMBER 31, 2007       MARCH 31, 2007
                                                           -----------------      ----------------
Investments in Local Limited Partnerships, net             $         555,410      $        748,006
Acquisition fees and costs, net of accumulated
  amortization of $1,009,580 and $1,005,740                          218,473               222,313
                                                           -----------------      ----------------
Investments per balance sheet, end of period               $         773,883      $        970,319
                                                           =================      ================

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007
                                   (UNAUDITED)


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED

Selected financial information for the nine months ended December 31, 2007 and 2006 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                2007              2006
                                           --------------    --------------
Revenues                                   $    3,504,000    $    3,504,000
                                           --------------    --------------
Expenses:
  Interest expense                                803,000           803,000
  Depreciation and amortization                   978,000           978,000
  Operating expenses                            2,372,000         2,372,000
                                           --------------    --------------
Total expenses                                  4,153,000         4,153,000
                                           --------------    --------------

Net loss                                   $     (649,000)         (649,000)
                                           ==============    ==============
Net loss allocable to the Partnership      $     (637,000)   $     (637,000)
                                           ==============    ==============
Net loss recorded by the Partnership       $      (79,000)   $     (148,000)
                                           ==============    ==============

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007
                                   (UNAUDITED)


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED

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

On March 24, 2006 Broken Bow and Sidney had the promissory notes refinanced and as a result the Partnership and a subsidiary of WNC were relieved of their obligations as guarantors for these two Local Limited Partnerships. The Partnership was also released of pledging additional collateral in the form of its residual value interests.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

      (a) Acquisition fees of up to 8% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,058,950. Accumulated amortization of these capitalized costs was $840,477 and $836,637 as of December 31, 2007 and March 31, 2007,
          respectively.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007
                                   (UNAUDITED)


NOTE 3 - RELATED PARTY TRANSACTIONS, CONTINUED

     (b) Reimbursement of costs incurred by the General Partner or an affiliate of Associates in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.2% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $169,103, which have been included in investments in Local Limited Partnerships. Accumulated amortization was $169,103 as of December 31, 2007 and March 31, 2007.

     (c) An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages, for the life of the Partnership. Asset management fees of $33,000 were incurred during each of the nine months ended December 31, 2007 and 2006. The Partnership paid the General Partner or its affiliates $0 for each of the nine months ended December 31, 2007 and 2006, of those fees.

     (d) Subordinated disposition fee. A subordinated disposition fee is an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a preferred return of 12% through December 31, 2008 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

     (e) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $0 during each of the nine months ended December 31, 2007 and 2006.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

                                               DECEMBER 31,       MARCH 31,
                                                   2007              2007
                                              --------------    --------------
Accrued asset management fees                 $      401,284    $      368,284
Expenses paid by the General Partners or
  affiliates on behalf of the Partnership            253,605           250,119
                                              --------------    --------------
  Total                                       $      654,889    $      618,403
                                              ==============    ==============

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2007 and 2006 and should be read in conjunction with the combined condensed financial statements and accompanying notes included within this report.

FINANCIAL CONDITION

The Partnership's assets at December 31, 2007 consisted primarily of $28,000 in cash and aggregate investments in the twenty-one Local Limited Partnerships of $774,000. Liabilities at December 31, 2007 primarily consisted of $655,000 of accrued annual asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates and accrued expenses of $11,000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2006 The Partnership's net loss for the three months ended December 31, 2007 was $(41,000), reflecting a decrease of approximately $22,000 from the net loss of $(63,000) for the three months ended December 31, 2006. That primary factor for the decrease is due to a $15,000 decrease in equity in losses of Local Limited Partnerships for the three months ended December 31, 2007 compared to the three months ended December 31, 2006. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing losses of additional Local Limited Partnerships, which investment balances had reached zero. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Additionally, there was a $3,000 decrease in bad debt expense due to the Partnership making $3,000 more advances for the three months ended December 31, 2006 compared to the three months ended December 31, 2007 and the amounts were reserved for in the same quarter. There was also a $3,000 decrease in amortization expense. Other expenses also increased by $(2,000). Reporting fees increased by $4,000 offset by a decrease in distribution income of $(2,000) due to the fact that Local Limited Partnerships pay distributions and reporting fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

NINE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2006 The Partnership's net loss for the nine months ended December 31, 2007 was $(236,000), reflecting a decrease of approximately $439,000 from the net loss of $(675,000) for the nine months ended December 31, 2006. The decrease in net loss was primarily due to the $371,000 decrease in loss from operations. That decrease consisted of a decrease in impairment loss of $337,000. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value to the

Partnership. The accounting and legal expenses decreased by $8,000 for the nine months ended December 31, 2007 compared to the nine months ended December 31, 2006 due to the timing issue of accounting work being performed. Additionally, a decrease of $11,000 in amortization, which is due to several properties reaching a zero investment balance and as such the acquisition costs and fees associated with those particular investments have been written down to zero, thus reducing amortization expense. Bad debt expense decreased by $11,000 due to the Partnership making $11,000 more in advances to Local Limited Partnerships for the nine months ended December 31, 2006 and the advances being reserved for in the same nine months. The reporting fee income increased by $6,000 offset by a decrease of $(2,000) in distribution income for the nine months ended December 31, 2007 compared to the nine months ended December 31, 2006 due to the fact that Local Limited Partnerships pay reporting fees and distributions to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. Along with the decrease in loss from operations, there was a decrease of equity in losses of Local Limited Partnerships by $68,000 to $(79,000) for the nine months ended December 31, 2007 from $(147,000) for the nine months ended December 31, 2006. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing losses of additional Local Limited Partnerships, which investment balances had reached zero. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized.

CAPITAL RESOURCES AND LIQUIDITY

NINE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2006 Net cash provided during the nine months ended December 31, 2007 was $8,000, compared to net cash used during the nine months ended December 31, 2006 of $(7,000), reflecting a change of $15,000. The change was due to the fact that the Partnership made advances to a Local Limited Partnership of $4,000 for the nine months ended December 31, 2007 compared to $15,000 for the nine months ended December 31, 2006. Also during the nine months ended December 31, 2007 the Partnership increased accrued expenses by $11,000.

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

      Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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