Form 10-Q
period 2008-06-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 2011-11-15
CIK 913497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
For the quarterly period ended September 30, 2008
For the quarterly period ended December 31, 2008

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 000-28370

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

California	33-0596399
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

17782 Sky Park Circle, Irvine, CA 92614
( Address of principal executive offices )
(714) 622-5565
( Telephone Number )

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   No       X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes   No        X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___ Accelerated filer___Non-accelerated filer___X__ Smaller reporting company___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___No _X__

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)
INDEX TO FORM 10-Q
 For the quarterly period ended June 30, 2008
For the quarterly period ended September 30, 2008
For the quarterly period ended December 31, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of June 30, 2008, September 30, 2008, December 31, 2008 and March 31, 2008	3

	Condensed Statements of Operations
	For the Three Months Ended June 30, 2008 and 2007	4
	For the Three and Six Months Ended September 30, 2008 and 2007	5
	For the Three and Nine Months Ended December 31, 2008 and 2007	6

	Condensed Statements of Partners' Equity (Deficit)
	For the Three Months Ended June 30, 2008	7
	For the Six Months Ended September 30, 2008	7
	For the Nine Months Ended December 31, 2008	7

	Condensed Statements of Cash Flows
	For the Three Months Ended June 30, 2008 and 2007	8
	For the Six Months Ended September 30, 2008 and 2007	9
	For the Nine Months Ended December 31, 2008 and 2007	10

	Notes to Condensed Financial Statements	11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	30

Item 4.	Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	(Removed and Reserved)	31

Item 5.	Other Information	31

Item 6.	Exhibits	31

Signatures		32

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2008	September 30, 2008	December 31, 2008	March 31,2008
ASSETS
Cash	$21,681	$25,933	$20,134	$27,037
Investments in Local Limited Partnerships, net (Notes 2 and 3)	33,424	21,479	9,534	754,739

Total Assets	$55,105	$47,412	$29,668	$781,776

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$751,594	$752,775	$607,459	$729,566

Total Liabilities	751,594	752,775	607,459	729,566

Partners’ Equity (Deficit):
General Partner	(159,277)	(159,366)	(2,785)	(151,790)
Limited Partners (20,000 Partnership Units authorized; 15,600 Partnership Units issued and outstanding)	(537,212)	(545,997)	(575,006)	204,000

Total Partners’ Equity (Deficit)	(696,489)	(705,363)	(577,791)	52,210

Total Liabilities and Partners’ Equity (Deficit)	$55,105	$47,412	$29,668	$781,776

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007
	Three Months	Three Months

Reporting fees	$2,950	$2,950
Distribution income	598	-

Total operating income	3,548	2,950

Operating expenses and loss:
Amortization (Note 2)	3,087	1,280
Asset management fees (Note 3)	10,725	11,000
Impairment loss	721,757	113,285
Accounting and legal fees	11,340	-
Other	8,871	1,524

Total operating expenses and loss	755,780	127,089

Loss from operations	(752,232)	(124,139)

Equity in income (losses) of Local Limited Partnerships (Note 2)	3,529	(26,437)

Gain on sale of Local Limited Partnerships	2	-

Interest income	2	19

Net loss	$(748,699)	$(150,557)

Net loss allocated to:
General Partner	$(7,487)	$(1,506)

Limited Partners	$(741,212)	$(149,051)

Net loss per Partnership Unit	$(48)	$(10)

Outstanding weighted Partnership Units	15,600	15,600

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended September 30, 2008 and 2007
 (Unaudited)

	2008		2007
	Three	Six	Three	Six
	Months	Months	Months	Months

Reporting fees	$3,400	$6,350	$5,590	$8,540
Distribution income	10,850	11,448	-	-

Total operating income	14,250	17,798	5,590	8,540

Operating expenses and loss:
Amortization (Note 2)	-	3,087	1,280	2,560
Asset management fees (Note 3)	10,725	21,450	11,000	22,000
Impairment loss	-	721,757	-	113,285
Accounting and legal fees	-	11,340	11,184	11,184
Other	456	9,327	255	1,779

Total operating expenses and loss	11,181	766,961	23,719	150,808

Income (loss) from operations	3,069	(749,163)	(18,129)	(142,268)

Equity in losses of Local Limited	(11,945)	(8,416)	(26,437)	(52,874)
Partnerships (Note 2)

Gain on sale of Local Limited Partnerships	-	2	-	-

Interest income	2	4	13	32

Net loss	$(8,874)	$(757,573)	$(44,553)	$(195,110)

Net loss allocated to:
General Partner	$(89)	$(7,576)	$(445)	$(1,951)

Limited Partners	$(8,785)	$(749,997)	$(44,108)	$(193,159)

Net loss per Partnership Unit	$(1)	$(48)	$(3)	$(12)

Outstanding weighted Partnership Units	15,600	15,600	15,600	15,600

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended December 31, 2008 and 2007
 (Unaudited)

	2008		2007
	Three	Nine	Three	Nine
	Months	Months	Months	Months

Reporting fees	$-	$6,350	$3,528	$11,798
Distribution income	2,250	13,698	-	-

Total operating income	2,250	20,048	3,528	11,798

Operating expenses and loss:
Amortization (Note 2)	-	3,087	1,280	3,840
Asset management fees (Note 3)	10,725	32,175	11,000	33,000
Impairment loss	-	721,757	-	113,285
Accounting and legal fees	-	11,340	-	11,184
Write off of advances to Local Limited Partnerships	-	-	3,697	3,697
Other	8,883	18,210	1,707	3,486

Total operating expenses and loss	19,608	786,569	17,684	168,492

Loss from operations	(17,358)	(766,521)	(14,426)	(156,694)

Equity in losses of Local Limited
Partnerships (Note 2)	(11,945)	(20,361)	(26,437)	(79,311)

Gain on sale of Local
Limited Partnerships	-	2	-	-

Interest income	1	5	1	33

Net loss	$(29,302)	$(786,875)	$(40,862)	$(235,972)

Net loss allocated to:
General Partner	$(293)	$(7,869)	$(409)	$(2,360)

Limited Partners	$(29,009)	$(779,006)	$(40,453)	$(233,612)

Net loss per Partnership Unit	$(2)	$(50)	$(3)	$(15)

Outstanding weighted Partnership Units	15,600	15,600	15,600	15,600

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
 (A California Limited Partnership)

CONDENSED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
For the Three Months Ended June 30, 2008, Six Months Ended September 30, 2008
 and Nine Months Ended December 31, 2008
 (Unaudited)

For the Three Months Ended June 30, 2008
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2008	$(151,790)	$204,000	$52,210

Net loss	(7,487)	(741,212)	(748,699)

Partners’ equity (deficit) at June 30, 2008	$(159,277)	$(537,212)	$(696,489)

For the Six Months Ended September 30, 2008
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2008	$(151,790)	$204,000	$52,210

Net loss	(7,576)	(749,997)	(757,573)

Partners’ equity (deficit) at September 30, 2008	$(159,366)	$(545,997)	$(705,363)

For the Nine Months Ended December 31, 2008
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2008	$(151,790)	$204,000	$52,210

Net loss	(7,869)	(779,006)	(786,875)

Capital contributions (Note 4)	156,874	-	156,874

Partners’ equity (deficit) at December 31, 2008	$(2,785)	$(575,006)	$(577,791)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007
Cash flows from operating activities:
Net loss	$(748,699)	$(150,557)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Amortization	3,087	1,280
Equity in (income) losses of Local Limited Partnerships	(3,529)	26,437
Impairment loss	721,757	113,285
Increase in accrued fees and expenses due to
General Partner and affiliates	22,028	12,524
Gain on sale of Local Limited Partnerships	(2)	-

Net cash provided by (used in) operating activities	(5,358)	2,969

Cash flows from investing activities:
Proceeds from sale of Local Limited
Partnerships	2	-

Net cash provided by investing activities	2	-

Net increase (decrease) in cash	(5,356)	2,969

Cash, beginning of period	27,037	20,085

Cash, end of period	$21,681	$23,054

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007
Cash flows from operating activities:
Net loss	$(757,573)	$(195,110)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Amortization	3,087	2,560
Equity in losses of Local Limited Partnerships	8,416	52,874
Impairment loss	721,757	113,285
Decrease in accrued expenses	-	11,184
Increase in accrued fees and expenses due to
General Partner and affiliates	23,209	23,779
Gain on sale of Local Limited Partnerships	(2)	-

Net cash provided by (used in) operating activities	(1,106)	8,572

Cash flows from investing activities:
Proceeds from sale Local Limited
Partnerships	2	-

Net cash provided by investing activities	2	-

Net increase (decrease) in cash	(1,104)	8,572

Cash, beginning of period	27,037	20,085

Cash, end of period	$25,933	$28,657

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2008 and 2007
(Unaudited)

	2008	2007
Cash flows from operating activities:
Net loss	$(786,875)	$(235,972)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Amortization	3,087	3,840
Equity in losses of Local Limited Partnerships	20,361	79,311
Impairment loss	721,757	113,285
Decrease in accrued expenses	-	11,184
Increase in accrued fees and expenses due to
General Partner and affiliates	34,767	36,486
Gain on sale of Local Limited Partnerships	(2)	-
Net cash provided by (used in) operating activities	(6,905)	8,134

Cash flows from investing activities:
Proceeds from sale of Local Limited Partnerships	2	-
Advances to Local Limited Partnerships	-	(3,697)
Write off of advances to Local Limited Partnerships	-	3,697

Net cash provided by investing activities	2	-

Net increase (decrease) in cash	(6,903)	8,134

Cash, beginning of period	27,037	20,085

Cash, end of period	$20,134	$28,219

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$-	$-

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES:
Advances made to the Partnership by the General Partner in prior years and converted to General Partner equity	$156,874	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2008, six months ended September 30, 2008 and nine months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2008.

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits.  A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met.  None of the Housing Complexes have completed their 15-year Compliance Period as of December 31, 2008.

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2008.

As of March 31, 2008, the Partnership sold its Local Limited Partnership Interest in E. W.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

During the three months ended June 30, 2008, the Partnership sold its Local Limited Partnership Interest in one Local Limited Partnership, Crossing II Limited Dividend Housing Association LP (“Crossings II”) to the respective Local Limited Partnership’s General Partner.  Crossings II started to experience operational issues during the year ended March 31, 2005 and continued to have operational issues.  The low occupancy was the primary reason for the cash flow issues.  The Partnership received all of the Low Income Housing Tax Credits from Crossings II.  The final credits were taken in 2007.  The General Partner posted the surety bond to protect the Partnership from recapture.  Crossings II was appraised with a value of $5,045,000 and the outstanding mortgage debt was $5,142,675 as of December 31, 2007. The Limited Partnership interest in Crossings II was sold on May 15, 2008.  Although the appraised value was less than the outstanding mortgage debt the Partnership received $2 for its Local Limited Partnership Interest which was recorded as a gain on the sale as the investment balance had reached zero in a prior period.

Subsequent to December 31, 2008 the Partnership sold its Local Limited Partnership interest in five Local Limited Partnerships.

On March 18, 2009, Comanche Retirement Village, Ltd. ("Comanche") was sold.  Comanche was appraised with a value of $260,000 and the outstanding mortgage debt was $571,130 as of December 31, 2008.  The Housing Complex was 15 years old and the maintenance and administrative expenses associated with the aging Housing Complex are expected to increase.   The Compliance Period expired in 2009, therefore a surety bond was no longer required and the buyer indemnified against any potential tax credit recapture.   Although the appraised value was less than the outstanding mortgage debt the Partnership received $10,000 for its Local Limited Partnership Interest which was placed in reserves to pay for the future operating expenses of the Partnership.  The Partnership’s investment balance was zero at the time of sale; therefore a gain of $10,000 will be recorded during the year ended March 31, 2009.

On September 30, 2010, Candleridge Apartment of Waukee L. P. II (“Candleridge”) was sold to the respective Local Limited Partnership's General Partner.  Candleridge was appraised at $589,000 and had a mortgage note balance of $644,685 as of December 31, 2010.  The Local Limited Partnership Interest was sold for $25,000 which was paid to the Partnership.  The Partnership had incurred $363 in expenses related to the disposition which will be netted against the proceeds from the sale in calculating the gain on the sale.  The Partnership's investment balance was zero at the time of disposition; therefore a gain of $24,637 will be recorded in the respective period.  No cash distribution will be made to the Limited Partners as a result of this sale. The Compliance Period has expired so there is no risk of tax credit recapture.

On June 30, 2011, Chadwick Limited Partners (“Chadwick”) was also sold to the respective Local Limited Partnership's General Partner.  Chadwick was appraised at $850,000 and had a mortgage note balance of $1,401,188 as of December 31, 2010.  The Local Limited Partnership Interest was sold for $78,261 which was paid to the Partnership.  The Partnership had incurred $3,628 in expenses related to the disposition which will be netted against the proceeds from the sale in calculating the gain on the sale. The Partnership's investment balance was zero at the time of sale; therefore a gain of $74,633 will be recorded during the three months ended June 30, 2011. No cash distribution will be made to the Limited Partners as a result of this sale. The Compliance Period has expired so there is no risk of tax credit recapture.

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership.  If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership.  The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership.  Costs incurred by the Partnership in acquiring the investments were capitalized as part of the investment and are being amortized over 30 years (see Note 2).

“Equity in losses of Local Limited Partnerships” for each of the periods ended June 30, 2008 and 2007, September 30, 2008 and 2007 and December 31, 2008 and 2007, respectively has been recorded by the Partnership. Management’s estimate for the three, six and nine-month periods is based on actual audited results reported by the Local Limited Partnerships.  Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as distribution income. As of June 30, 2008, September 30, 2008 and December 31, 2008, all but one of the investment accounts in Local Limited Partnerships had reached a zero balance.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  For all periods presented there were no cash equivalents.

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Net Loss Per Partnership Unit

Net loss per Partnership Unit includes no dilution and is computed by dividing loss available to Limited Partners by the weighted average number of Partnership Units outstanding during the period.  Calculation of diluted net loss per Partnership Unit is not required.

Revenue Recognition

The Partnership is entitled to receive reporting fees from the Local Limited Partnerships.  The intent of the reporting fees is to offset (in part) administrative costs incurred by the Partnership in corresponding with the Local Limited Partnerships.  Due to the uncertainty of the collection of these fees, the Partnership recognizes reporting fees as collections are made.

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense for the three months ended June 30, 2008 and 2007 was $3,087 and $1,280, respectively.  For the six months ended September 30, 2008 and 2007, amortization expense was $3,087 and $2,560, respectively, and for the nine months ended December 31, 2008 and 2007, amortization expense was $3,087 and $3,840, respectively.

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  For the three months ended June 30, 2008 and 2007, the impairment loss related to investments in Local Limited Partnerships was $514,879 and $113,285, respectively.  For the six months ended September 30, 2008 and 2007 the impairment loss related to investments in Local Limited Partnerships was $514,879 and $113,285, respectively and for the nine months ended December 31, 2008 and 2007, impairment loss related to investments in Local Limited Partnerships was $514,879 and $113,285, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments.  For the three months ended June 30, 2008 and 2007, the impairment loss was $206,878 and $0, respectively.  For the six months ended September 30, 2008 and 2007 the impairment loss was $206,878 and $0, respectively and for the nine months ended December 31, 2008 and 2007, impairment loss was $206,878 and $0, respectively.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2008, September 30, 2008, December 31, 2008 and March 31, 2008, the Partnership had acquired limited partnership interests in 20, 20, 20 and 21 Local Limited Partnerships, respectively, each of which owns one Housing Complex, consisting of an aggregate of 762, 762, 762 and 876 apartment units, respectively.  The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities.  Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership.  The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2008	For the Year Ended March 31, 2008
Investments per balance sheet, beginning of period	$754,739	$970,319
Equity in income (losses) of Local Limited Partnerships	3,529	(69,082)
Amortization of paid acquisition fees and costs	(3,087)	(12,348)
Impairment loss	(721,757)	(134,150)
Investments per balance sheet, end of period	$33,424	$754,739

	For the Six Months Ended September 30, 2008	For the Year Ended March 31, 2008
Investments per balance sheet, beginning of period	$754,739	$970,319
Equity in losses of Local Limited Partnerships	(8,416)	(69,082)
Amortization of paid acquisition fees and costs	(3,087)	(12,348)
Impairment loss	(721,757)	(134,150)
Investments per balance sheet, end of period	$21,479	$754,739

	For the Nine Months Ended December 31, 2008	For the Year Ended March 31, 2008
Investments per balance sheet, beginning of period	$754,739	$970,319
Equity in losses of Local Limited Partnerships	(20,361)	(69,082)
Amortization of paid acquisition fees and costs	(3,087)	(12,348)
Impairment loss	(721,757)	(134,150)
Investments per balance sheet, end of period	$9,534	$754,739

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

	For the Three Months Ended June 30, 2008	For the Year Ended March 31, 2008
Investments in Local Limited Partnerships, net	$33,424	$544,774
Acquisition fees and costs, net of accumulated amortization of $169,103 and $1,018,088	-	209,965
Investments per balance sheet, end of period	$33,424	$754,739

	For the Six Months Ended September 30, 2008	For the Year Ended March 31, 2008
Investments in Local Limited Partnerships, net	$21,479	$544,774
Acquisition fees and costs, net of accumulated amortization of $169,103 and $1,018,088	-	209,965
Investments per balance sheet, end of period	$21,479	$754,739

	For the Nine Months Ended December 31, 2008	For the Year Ended March 31, 2008
Investments in Local Limited Partnerships, net	$9,534	$544,774
Acquisition fees and costs, net of accumulated amortization of $169,103 and $1,018,088	-	209,965
Investments per balance sheet, end of period	$9,534	$754,739

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30, 2008 and 2007 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2008	2007
Revenues	$1,048,000	$1,184,000
Expenses:
Interest expense	165,000	274,000
Depreciation and amortization	282,000	328,000
Operating expenses	734,000	796,000
Total expenses	1,181,000	1,398,000

Net loss	$(133,000)	$(214,000)
Net loss allocable to the Partnership	$(132,000)	$(211,000)
Net income (loss) recorded by the Partnership	$4,000	$(26,000)

Selected financial information for the six months ended September 30, 2008 and 2007 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2008	2007
Revenues	$2,096,000	$2,369,000
Expenses:
Interest expense	330,000	548,000
Depreciation and amortization	564,000	656,000
Operating expenses	1,469,000	1,592,000
Total expenses	2,363,000	2,796,000

Net loss	$(267,000)	$(427,000)
Net loss allocable to the Partnership	$(264,000)	$(422,000)
Net loss recorded by the Partnership	$(8,000)	$(53,000)

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the nine months ended December 31, 2008 and 2007 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2008	2007
Revenues	$3,144,000	$3,504,000
Expenses:
Interest expense	496,000	803,000
Depreciation and amortization	845,000	978,000
Operating expenses	2,203,000	2,372,000
Total expenses	3,544,000	4,153,000

Net loss	$(400,000)	$(649,000)
Net loss allocable to the Partnership	$(397,000)	$(637,000)
Net loss recorded by the Partnership	$(20,000)	$(79,000)

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the partnership agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
Acquisition fees of 8% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  As of all periods presented, the Partnership incurred cumulative acquisition fees of $1,058,950 which have been included in investments in Local Limited Partnerships.  Accumulated amortization of these capitalized costs was $0, $0, $0 and $848,985 as of June 30, 2008, September 30, 2008, December 31, 2008 and March 31, 2008, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time.

(b)
Acquisition costs of 1.2% of the gross proceeds from the sale of Partnership Units as reimbursement of costs incurred by of the General Partner or by an affiliate of Associates in connection with the acquisition of Local Limited Partnerships.  As of all periods presented, the Partnership incurred cumulative acquisition costs of $169,103, which have been included in investments in Local Limited Partnerships. The costs were fully amortized for all periods presented.

(c)
An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds.  In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index.  However, in no event will the maximum amount exceed 0.2% of the Invested Assets of the Partnership, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debt related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $10,725 and $11,000 were incurred during the three months ended June 30, 2008 and 2007, respectively. For the six months ended September 30, 2008 and 2007, the Partnership incurred asset management fees of $21,450 and $22,000, respectively. Asset management fees of $32,175 and $33,000 were incurred during the nine months ended December 31, 2008 and 2007, respectively. The Partnership paid the General Partner or its affiliates $0 of those fees during each of the three months ended June 30, 2008 and 2007, each of the six months ended September 30, 2008 and 2007 and each of the nine months ended December 31, 2008 and 2007.

(d)
A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold.  Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2003 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

(e)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $0 during each of the three months ended June 30, 2008 and 2007, respectively, $10,000 and $0 during the six months ended September 30, 2008 and 2007, respectively, and $10,000 and $0 during the nine months ended December 31, 2008 and 2007, respectively.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2008

Asset management fee payable	$420,177	$430,902	$441,627	$409,452
Advances made to the Partnership by the General Partner	165,000	165,000	165,000	165,000
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	166,417	156,873	832	155,114
Total	$751,594	$752,775	$607,459	$729,566

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 CAPITAL CONTRIBUTIONS

During the nine months ended December 31, 2008, the Partnership was relieved of debt owed to the General Partner totaling $156,874. In previous years the Partnership’s expenses were paid by the General Partner or affiliates on its behalf.  The advances were deemed to be uncollectible by the General Partner, and as such, the debt was forgiven. The cancellation of debt was recorded by the Partnership as a capital contribution from the General Partner to the Partnership and as such it is reflected in the statement of partners’ equity (deficit) in the Partnership’s financial statements.

NOTE 5 – SUBSEQUENT EVENTS

Subsequent to December 31, 2008 the Partnership sold its Local Limited Partnership interest in five Local Limited Partnerships.

On March 18, 2009, Comanche Retirement Village, Ltd. ("Comanche") was sold.  Comanche was appraised with a value of $260,000 and the outstanding mortgage debt was $571,130 as of December 31, 2008.  The Housing Complex was 15 years old and the maintenance and administrative expenses associated with the aging Housing Complex are expected to increase.   The Compliance Period expired in 2009, therefore a surety bond was no longer required and the buyer indemnified against any potential tax credit recapture.   Although the appraised value was less than the outstanding mortgage debt the Partnership received $10,000 for its Local Limited Partnership Interest which was placed in reserves to pay for the future operating expenses of the Partnership.

On September 30, 2010, Candleridge Apartment of Waukee L. P. II (“Candleridge”) was sold to the respective Local Limited Partnership's General Partner.  Candleridge was appraised at $589,000 and had a mortgage note balance of $644,685 as of December 31, 2010.  The Local Limited Partnership Interest was sold for $25,000 which was paid to the Partnership.  The Partnership had incurred $363 in expenses related to the disposition which will be netted against the proceeds from the sale in calculating the gain on the sale.  The Partnership's investment balance was zero at the time of disposition; therefore a gain of $24,637 will be recorded in the respective period.  No cash distribution will be made to the Limited Partners as a result of this sale. The Compliance Period has expired so there is no risk of tax credit recapture.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
 (Unaudited)

NOTE 5 – SUBSEQUENT EVENTS, continued

On June 30, 2011, Chadwick Limited Partners (“Chadwick”) was also sold to the respective Local Limited Partnership's General Partner.  Chadwick was appraised at $850,000 and had a mortgage note balance of $1,401,188 as of December 31, 2010.  The Local Limited Partnership Interest was sold for $78,261 which was paid to the Partnership.  The Partnership had incurred $3,628 in expenses related to the disposition which will be netted against the proceeds from the sale in calculating the gain on the sale. The Partnership's investment balance was zero at the time of sale; therefore a gain of $74,633 will be recorded during the three months ended June 30, 2011. No cash distribution will be made to the Limited Partners as a result of this sale. The Compliance Period has expired so there is no risk of tax credit recapture.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

With the exception of the discussion regarding historical information, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other discussions elsewhere in this Form 10-Q contain forward looking statements.  Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied.  Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2008 and 2007, the three and six months ended September 30, 2008 and 2007, and the three and nine months ended December 31, 2008 and 2007, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2008 consisted of $22,000 in cash and aggregate investments in twenty Local Limited Partnerships of $33,000. Liabilities at June 30, 2008 consisted of $752,000 of accrued fees and expenses due to General Partner and affiliates.

The Partnership’s assets at September 30, 2008 consisted of $26,000 in cash and aggregate investments in twenty Local Limited Partnerships of $21,000.  Liabilities at September 30, 2008 consisted of $753,000 of accrued fees and expenses due to General Partner and affiliates.

The Partnership’s assets at December 31, 2008 consisted of $20,000 in cash and aggregate investments in twenty Local Limited Partnerships of $10,000.  Liabilities at December 31, 2008 consisted of $607,000 of accrued fees and expenses due to General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007   The Partnership's net loss for the three months ended June 30, 2008 was $(749,000), reflecting an increase of approximately $(598,000) from the net loss of $(151,000) for the three months ended June 30, 2007. Equity in losses of Local Limited Partnerships decreased by $30,000 for the three months ended June 30, 2008 due to the operations of the underlying Housing Complexes fluctuating from year to year. There was an increase of $(609,000) in impairment loss for the three months ended June 30, 2008.  For the quarter ended June 30, 2007 the impairment analysis calculated residual value to the Partnership in addition to the remaining Low Income Housing Tax Credits available to the Partnership and compared the total amount to the current carrying value of each investment in the Partnership. For the quarter ended June 30, 2008 all Local Limited Partnerships were not considered to have any residual value in consideration of the economic circumstances, resulting in a significant increase in the loss recorded.  Distribution income increased by $1,000 for the three months ended June 30, 2008. Local Limited Partnerships pay the distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.    The accounting and legal expenses increased by $(11,000) for the three months ended June 30, 2011 due to the timing of the accounting and legal work performed.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007 The Partnership's net loss for the three months ended September 30, 2008 was $(9,000), reflecting a decrease of approximately $36,000 from the net loss of $(45,000) for the three months ended September 30, 2007. Equity in losses of Local Limited Partnerships decreased by $14,000 for the three months ended September 30, 2008 due to the operations of the underlying Housing Complexes fluctuating from year to year.  The accounting and legal fees decreased by $11,000 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 due to the timing of the accounting work performed.  The amortization expense decreased by $1,000 due to the fact that all the acquisition costs and fees were fully amortized or impaired prior to the three months ended September 30, 2008.  The reporting fees decreased by $(2,000) and the distribution income increased by $11,000 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.  Local Limited Partnerships pay reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Six Months Ended September 30, 2008 Compared to Six Months Ended September 30, 2007  The Partnership's net loss for the six months ended September 30, 2008 was $(758,000), reflecting an increase of approximately $(563,000) from the net loss of $(195,000) for the six months ended September 30, 2007. The increase was primarily due to an increase of $(609,000) in impairment loss for the six months ended September 30, 2008.  For the six months ended September 30, 2007 the impairment analysis calculated residual value to the Partnership in addition to the remaining Low Income Housing Tax Credits available to the Partnership and compared the total amount to the current carrying value of each investment in the Partnership.  For the six months ended September 30, 2008 all Local Limited Partnerships were not considered to have any residual value in consideration of the economic circumstances, resulting in a significant increase in the loss recorded.  Equity in losses of Local Limited Partnerships decreased by $44,000 from the six months ended September 30, 2007 due to the operations of the underlying Housing Complexes fluctuating from year to year.  The reporting fees decreased by $(2,000) and the distribution income increased by $11,000 for the six months ended September 30, 2008 compared to the six months ended September 30, 2007. Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007  The Partnership's net loss for the three months ended December 31, 2008 was $(29,000), reflecting a decrease of approximately $12,000 from the net loss of $(41,000) for the three months ended December 31, 2007. Equity in losses of Local Limited Partnerships decreased by $14,000 from the three months ended December 31, 2007 due to the operations of the underlying Housing Complexes fluctuating from year to year.  The reporting fees decreased by $(4,000) and the distribution income increased by $2,000 for the three months ended December 31, 2008 compared to the three months ended December 31, 2007. Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.   The amortization expense decreased by $1,000 due to the fact that all the acquisition costs and fees were fully amortized prior to the three months ended December 31, 2008.  The Partnership had a decrease of $4,000 in write off of advances to Local Limited Partnerships for the three months ended December 31, 2008.  During the three months ended December 31, 2007 one Local Limited Partnership was experiencing operational issues and the Partnership advanced approximately $4,000 to the Local Limited Partnership and reserved for it in the same period. No such advances were needed by Local Limited Partnerships during the three months ended December 31, 2008.

Nine Months Ended December 31, 2008 Compared to Nine Months Ended December 31, 2007  The Partnership's net loss for the nine months ended December 31, 2008 was $(787,000), reflecting a decrease of approximately $551,000 from the net loss of $(236,000) for the nine months ended December 31, 2007. There was a $(609,000) increase in impairment loss for the nine months ended December 31, 2008. For the nine months ended September 30, 2007 the impairment analysis calculated residual value to the Partnership in addition to the remaining Low Income Housing Tax Credits available to the Partnership and compared the total amount to the current carrying value of each investment in the Partnership. For the nine months ended September 30, 2008 all Local Limited Partnerships were not considered to have any residual value in consideration of the economic circumstances, resulting in a significant increase in the loss recorded. Equity in losses of Local Limited Partnerships decreased by $59,000 from the nine months ended December 31, 2007 due to the operations of the underlying Housing Complexes fluctuating from year to year. The reporting fees decreased by $5,000 and the distribution income increased by $14,000 for the nine months ended December 31, 2008 compared to the nine months ended December 31, 2007. Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.  The Partnership had a decrease of $4,000 in write off of advances to Local Limited Partnerships.  During the nine months ended December 31, 2007 one Local Limited Partnership was experiencing operational issues and the Partnership advanced approximately $4,000 to the Local Limited Partnership and reserved for it in the same period. No such advances were needed by Local Limited Partnerships during the nine months ended December 31, 2008.

Capital Resources and Liquidity

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007  Net cash used during the three months ended June 30, 2008 was $(5,000), compared to net cash provided during the three months ended June 30, 2007 of $3,000.  During the three months ended June 30, 2008, the Partnership paid $5,000 in operating expense reimbursements to the General Partner or an affiliate compared to no reimbursements being paid during the three months ended June 30, 2007.  Each quarter the Partnership evaluates the cash position and determines how much of the operating expense reimbursements will be paid to the General Partner or affiliate.  The distribution income increased by $1,000 for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Six Months Ended September 30, 2008 Compared to Six Months Ended September 30, 2007  Net cash used during the six months ended September 30, 2008 was $(1,000) compared to net cash provided during the six months ended September 30, 2007 of $9,000.  During the six months ended September 30, 2008, the Partnership paid $(10,000) in operating expense reimbursements to the General Partner or an affiliate compared to no reimbursements being paid during the six months ended September 30, 2007.  Each quarter the Partnership evaluates the cash position and determines how much of the operating expense reimbursements will be paid to the General Partner or affiliate. The reporting fees decreased by $(2,000) and the distribution income increased by $11,000 for the six months ended September 30, 2008 compared to the six months ended September 30, 2007. Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Nine Months Ended December 31, 2008 Compared to Nine Months Ended December 31, 2007  Net cash used during the nine months ended December 31, 2008 was $(7,000) compared to net cash provided during the nine months ended December 31, 2007 of $8,000.  The Partnership reimbursed $(10,000) of operating advances to the General Partner or an affiliate during the nine months ended December 31, 2008 compared to no reimbursements made during the nine months ended December 31, 2007. Each quarter the Partnership evaluates the cash position and determines how much of the operating expense reimbursements will be paid to the General Partner or affiliate. The reporting fees decreased by $(5,000) and the distribution income increased by $14,000 for the nine months ended December 31, 2008 compared to the nine months ended December 31, 2007. Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

During the three, six and nine months ended June 30, 2008, September 30, 2008 and December 31, 2008, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner or affiliates, increased (decreased) by $22,000, $23,000 and $(122,000), respectively, as compared to March 31, 2008. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2008, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2012.

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board (the "FASB") issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted U.S. generally accepted accounting principles ("GAAP") for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance has no material impact on the Partnership’s financial statements.

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

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Partnership for the quarter ended June 30, 2009. The adoption will not have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with SEC guidance. This amendment was effective immediately and therefore the Partnership did not include the disclosure in this Form 10-Q.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modified the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 is not expected to have a material effect on the Partnership’s financial statements.

In June 2009, the FASB issued the Accounting Standards Codification (Codification). Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. The Codification is intended to reorganize, rather than change, existing GAAP. Accordingly, all references to currently existing GAAP have been removed and have been replaced with plain English explanations of the Partnership’s accounting policies. The adoption of the Codification will not have a material impact on the Partnership’s financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

NOT APPLICABLE

Item 4. Controls and Procedures

(a)           Disclosure controls and procedures

As of the end of the periods covered by this report, the Partnership’s General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates, carried out an evaluation of the effectiveness of the Partnership’s “disclosure controls and procedures” as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the periods covered by this report, the Partnership’s disclosure controls and procedures were not effective to ensure that material information required to be disclosed in the Partnership’s periodic report filings with SEC is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, consistent with the definition of “disclosure controls and procedures” under the Securities Exchange Act of 1934.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarters ended June 30, 2008, September 30, 2008 and December 31, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	(Removed and Reserved)

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

By:  WNC Tax Credit Partners IV, L.P. General Partner

By: /s/ Wilfred N. Cooper, Jr.

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date: November 15, 2011

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 15, 2011