Form 10-Q
period 2009-06-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 2011-11-15
CIK 913497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
For the quarterly period ended September 30, 2009
For the quarterly period ended December 31, 2009

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

Yes  ___ No       X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ___ No        X

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
(A California Limited Partnership)
INDEX TO FORM 10-Q
 For the quarterly period ended June 30, 2009
For the quarterly period ended September 30, 2009
For the quarterly period ended December 31, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of June 30, 2009, September 30, 2009, December 31, 2009 and March 31, 2009	3

	Condensed Statements of Operations
	For the Three Months Ended June 30, 2009 and 2008	4
	For the Three and Six Months Ended September 30, 2009 and 2008	5
	For the Three and Nine Months Ended December 31, 2009 and 2008	6

	Condensed Statements of Partners' Deficit
	For the Three Months Ended June 30, 2009	7
	For the Six Months Ended September 30, 2009	7
	For the Nine Months Ended December 31, 2009	7

	Condensed Statements of Cash Flows
	For the Three Months Ended June 30, 2009 and 2008	8
	For the Six Months Ended September 30, 2009 and 2008	9
	For the Nine Months Ended December 31, 2009 and 2008	10

	Notes to Condensed Financial Statements	11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	29

Item 4.	Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	(Removed and Reserved)	30

Item 5.	Other Information	30

Item 6.	Exhibits	30

Signatures		31

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2009
ASSETS
Cash	$21,652	$30,303	$30,307	$31,613
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-	-	-

Total Assets	$21,652	$30,303	$30,307	$31,613

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$630,340	$645,438	$669,312	$628,059

Total Liabilities	630,340	645,438	669,312	628,059

Partners’ Deficit:
General Partner	(3,093)	(3,158)	(3,397)	(2,971)
Limited Partners (20,000 Partnership Units authorized; 15,600 Partnership Units issued and outstanding)	(605,595)	(611,977)	(635,608)	(593,475)

Total Partners’ Deficit	(608,688)	(615,135)	(639,005)	(596,446)

Total Liabilities and Partners’ Deficit	$21,652	$30,303	$30,307	$31,613

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2009 and 2008
(Unaudited)

	2009	2008
	Three Months	Three Months

Reporting fees	$-	$2,950
Distribution income	-	598

Total operating income	-	3,548

Operating expenses and loss:
Amortization (Note 2)	-	3,087
Asset management fees (Note 3)	10,725	10,725
Impairment loss	-	721,757
Accounting and legal fees	266	11,340
Other	1,252	8,871

Total operating expenses and loss	12,243	755,780

Loss from operations	(12,243)	(752,232)

Equity in income of Local Limited Partnerships (Note 2)	-	3,529

Gain on sale of Local Limited Partnership	-	2

Interest income	1	2

Net loss	$(12,242)	$(748,699)

Net loss allocated to:
General Partner	$(122)	$(7,487)

Limited Partners	$(12,120)	$(741,212)

Net loss per Partnership Unit	$(1)	$(48)

Outstanding weighted Partnership Units	15,600	15,600

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended September 30, 2009 and 2008
 (Unaudited)

	2009		2008
	Three	Six	Three	Six
	Months	Months	Months	Months

Reporting fees	$4,950	$4,950	$3,400	$6,350
Distribution income	3,698	3,698	10,850	11,448

Total operating income	8,648	8,648	14,250	17,798

Operating expenses and loss:
Amortization (Note 2)	-	-	-	3,087
Asset management fees (Note 3)	10,725	21,450	10,725	21,450
Impairment loss	-	-	-	721,757
Accounting and legal fees	4,028	4,294	-	11,340
Other	345	1,597	456	9,327

Total operating expenses and loss	15,098	27,341	11,181	766,961

Income (loss) from operations	(6,450)	(18,693)	3,069	(749,163)

Equity in losses of Local Limited	-	-	(11,945)	(8,416)
Partnerships (Note 2)

Gain on sale of Local Limited Partnerships	-	-	-	2

Interest income	3	4	2	4

Net loss	$(6,447)	$(18,689)	$(8,874)	$(757,573)

Net loss allocated to:
General Partner	$(64)	$(187)	$(89)	$(7,576)

Limited Partners	$(6,383)	$(18,502)	$(8,785)	$(749,997)

Net loss per Partnership Unit	$(0)	$(1)	$(1)	$(48)

Outstanding weighted Partnership Units	15,600	15,600	15,600	15,600

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended December 31, 2009 and 2008
 (Unaudited)

	2009		2008
	Three	Nine	Three	Nine
	Months	Months	Months	Months

Reporting fees	$-	$4,950	$-	$6,350
Distribution income	10,000	13,698	2,250	13,698

Total operating income	10,000	18,648	2,250	20,048

Operating expenses and loss:
Amortization (Note 2)	-	-	-	3,087
Asset management fees (Note 3)	10,725	32,175	10,725	32,175
Impairment loss	-	-	-	721,757
Accounting and legal fees	10,286	14,580	-	11,340
Write off of advances to Local Limited Partnerships	10,000	10,000	-	-
Other	2,863	4,460	8,883	18,210

Total operating expenses and loss	33,874	61,215	19,608	786,569

Loss from operations	(23,874)	(42,567)	(17,358)	(766,521)

Equity in losses of Local Limited
Partnerships (Note 2)	-	-	(11,945)	(20,361)

Gain on sale of Local
Limited Partnerships	-	-	-	2

Interest income	4	8	1	5

Net loss	$(23,870)	$(42,559)	$(29,302)	$(786,875)

Net loss allocated to:
General Partner	$(239)	$(426)	$(293)	$(7,869)

Limited Partners	$(23,631)	$(42,133)	$(29,009)	$(779,006)

Net loss per Partnership Unit	$(2)	$(3)	$(2)	$(50)

Outstanding weighted Partnership Units	15,600	15,600	15,600	15,600

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
 (A California Limited Partnership)

CONDENSED STATEMENTS OF PARTNERS’ DEFICIT
For the Three Months Ended June 30, 2009, Six Months Ended September 30, 2009
 and Nine Months Ended December 31, 2009
 (Unaudited)

For the Three Months Ended June 30, 2009
	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2009	$(2,971)	$(593,475)	$(596,446)

Net loss	(122)	(12,120)	(12,242)

Partners’ deficit at June 30, 2009	$(3,093)	$(605,595)	$(608,688)

For the Six Months Ended September 30, 2009
	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2009	$(2,971)	$(593,475)	$(596,446)

Net loss	(187)	(18,502)	(18,689)

Partners’ deficit at September 30, 2009	$(3,158)	$(611,977)	$(615,135)

For the Nine Months Ended December 31, 2009
	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2009	$(2,971)	$(593,475)	$(596,446)

Net loss	(426)	(42,133)	(42,559)

Partners’ deficit at December 31, 2009	$(3,397)	$(635,608)	$(639,005)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2009 and 2008
(Unaudited)

	2009	2008
Cash flows from operating activities:
Net loss	$(12,242)	$(748,699)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization	-	3,087
Equity in losses of Local Limited Partnerships	-	(3,529)
Impairment loss	-	721,757
Increase in accrued fees and expenses due to
General Partner and affiliates	2,281	22,028
Gain on sale of Local Limited Partnerships	-	(2)

Net cash used in operating activities	(9,961)	(5,358)

Cash flows from investing activities:
Proceeds from sale of Local Limited
Partnerships	-	2

Net cash provided by investing activities		2

Net decrease in cash	(9,961)	(5,356)

Cash, beginning of period	31,613	27,037

Cash, end of period	$21,652	$21,681

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2009 and 2008
(Unaudited)

	2009	2008
Cash flows from operating activities:
Net loss	$(18,689)	$(757,573)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization	-	3,087
Equity in losses of Local Limited Partnerships	-	8,416
Impairment loss	-	721,757
Increase in accrued fees and expenses due to
General Partner and affiliates	17,379	23,209
Gain on sale of Local Limited Partnerships	-	(2)

Net cash used in operating activities	(1,310)	(1,106)

Cash flows from investing activities:
Proceeds from sale of Local Limited
Partnerships	-	2

Net cash provided by investing activities	-	2

Net decrease in cash	(1,310)	(1,104)

Cash, beginning of period	31,613	27,037

Cash, end of period	$30,303	$25,933

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2009 and 2008
(Unaudited)

	2009	2008
Cash flows from operating activities:
Net loss	$(42,559)	$(786,875)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization	-	3,087
Equity in losses of Local Limited Partnerships	-	20,361
Impairment loss	-	721,757
Increase in accrued fees and expenses due to
General Partner and affiliates	41,253	34,767
Gain on sale of Local Limited Partnerships	-	(2)
Net cash used in operating activities	(1,306)	(6,905)

Cash flows from investing activities:
Proceeds from sale of Local Limited Partnerships	-	2
Advances to Local Limited Partnerships	(10,000)	-
Write off of advances to Local Limited Partnerships	10,000	-

Net cash provided by investing activities	-	2

Net decrease in cash	(1,306)	(6,903)

Cash, beginning of period	31,613	27,037

Cash, end of period	$30,307	$20,134

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$-	$-

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES:
Advances made to the Partnership by the General Partner in prior years and converted to General Partner equity	$-	$156,874

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2009, six months ended September 30, 2009 and nine months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2009.

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits.  A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met.  Seven of the Housing Complexes have completed their 15-year Compliance Period as of December 30, 2009.

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2009.

As of March 31, 2009, the Partnership sold its Local Limited Partnership interest in E.W., Crossing II Limited Dividend Housing Association LP (“Crossings II”) and Comanche Retirement Village Ltd (“Comanche”).

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Subsequent to December 31, 2009 the Partnership sold its Local Limited Partnership interest in four Local Limited Partnerships.

On September 30, 2010, Candleridge Apartment of Waukee L. P. II (“Candleridge”) was sold to the respective Local Limited Partnership’s General Partner.  Candleridge was appraised at $589,000 and had a mortgage note balance of $644,685 as of December 31, 2010.  The Local Limited Partnership Interest was sold for $25,000 which was paid to the Partnership.  The Partnership had incurred $363 in expenses related to the disposition which will be netted against the proceeds from the sale in calculating the gain on the sale.  The Partnership’s investment balance was zero at the time of disposition; therefore a gain of $24,637 will be recorded in the respective period.  No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period had expired at the time of the sale so there is no risk of tax credit recapture.

On June 30, 2011, Chadwick Limited Partners (“Chadwick”) was also sold to the respective Local Limited Partnership’s General Partner.  Chadwick was appraised at $850,000 and had a mortgage note balance of $1,401,188 as of December 31, 2010.  The Local Limited Partnership Interest was sold for $78,261 which was paid to the Partnership.  The Partnership had incurred $3,628 in expenses related to the disposition which will be netted against the proceeds from the sale in calculating the gain on the sale. The Partnership’s investment balance was zero at the time of sale; therefore a gain of $74,633 will be recorded during the respective period. No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period had expired at the time of the sale so there is no risk of tax credit recapture.

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
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
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

 “Equity in losses of Local Limited Partnerships” for each of the periods ended June 30, 2009 and 2008, September 30, 2009 and 2008 and December 31, 2009 and 2008, respectively has been recorded by the Partnership. Management’s estimate for the three, six and nine-month periods is based on actual audited results reported by the Local Limited Partnerships.  Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
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

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as distribution income.  For all periods presented, all of the investment accounts in Local Limited Partnerships had reached a zero balance.

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
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
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

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense for the three months ended June 30, 2009 and 2008 was $0 and $3,087, respectively.  For the six months ended September 30, 2009 and 2008, amortization expense was $0 and $3,087, respectively, and for the nine months ended December 31, 2009 and 2008, amortization expense was $0 and $3,087, respectively.

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  For the three months ended June 30, 2009 and 2008, the impairment loss related to investments in Local Limited Partnerships was $0 and $514,879, respectively.  For the six months ended September 30, 2009 and 2008 the impairment loss related to investments in Local Limited Partnerships was $0 and $514,879, respectively and for the nine months ended December 31, 2009 and 2008, impairment loss related to investments in Local Limited Partnerships was $0 and $514,879, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments.  For the three months ended June 30, 2009 and 2008, the impairment loss was $0 and $206,878, respectively.  For the six months ended September 30, 2009 and 2008 the impairment loss was $0 and $206,878, respectively and for the nine months ended December 31, 2009 and 2008, impairment loss was $0 and $206,878, respectively.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

For all periods presented, the Partnership had acquired limited partnership interests in 19 Local Limited Partnerships, each of which owns one Housing Complex, consisting of an aggregate of 740 apartment units.  The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities.  Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership.  The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2009	For the Year Ended March 31, 2009
Investments per balance sheet, beginning of period	$-	$754,739
Equity in losses of Local Limited Partnerships	-	(29,895)
Amortization of paid acquisition fees and costs	-	(3,087)
Impairment loss	-	(721,757)
Investments per balance sheet, end of period	$-	$-

	For the Six Months Ended September 30, 2009	For the Year Ended March 31, 2009
Investments per balance sheet, beginning of period	$-	$754,739
Equity in losses of Local Limited Partnerships	-	(29,895)
Amortization of paid acquisition fees and costs	-	(3,087)
Impairment loss	-	(721,757)
Investments per balance sheet, end of period	$-	$-

	For the Nine Months Ended December 31, 2009	For the Year Ended March 31, 2009
Investments per balance sheet, beginning of period	$-	$754,739
Equity in losses of Local Limited Partnerships	-	(29,895)
Amortization of paid acquisition fees and costs	-	(3,087)
Impairment loss	-	(721,757)
Investments per balance sheet, end of period	$-	$-

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30, 2009 and 2008 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2009	2008
Revenues	$1,024,000	$1,048,000
Expenses:
Interest expense	146,000	165,000
Depreciation and amortization	276,000	282,000
Operating expenses	766,000	734,000
Total expenses	1,188,000	1,181,000

Net loss	$(164,000)	$(133,000)
Net loss allocable to the Partnership	$(162,000)	$(132,000)
Net income recorded by the Partnership	$-	$4,000

Selected financial information for the six months ended September 30, 2009 and 2008 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2009	2008
Revenues	$2,048,000	$2,096,000
Expenses:
Interest expense	292,000	330,000
Depreciation and amortization	552,000	564,000
Operating expenses	1,532,000	1,469,000
Total expenses	2,376,000	2,363,000

Net loss	$(328,000)	$(267,000)
Net loss allocable to the Partnership	$(325,000)	$(264,000)
Net loss recorded by the Partnership	$-	$(8,000)

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the nine months ended December 31, 2009 and 2008 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2009	2008
Revenues	$3,073,000	$3,144,000
Expenses:
Interest expense	439,000	496,000
Depreciation and amortization	828,000	845,000
Operating expenses	2,298,000	2,203,000
Total expenses	3,565,000	3,544,000

Net loss	$(492,000)	$(400,000)
Net loss allocable to the Partnership	$(487,000)	$(395,000)
Net loss recorded by the Partnership	$-	$(20,000)

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
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the partnership agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
Acquisition fees of 8% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  As of all periods presented, the Partnership incurred cumulative acquisition fees of $1,058,950 which have been included in investments in Local Limited Partnerships.  The acquisition fees were fully amortized or impaired for all periods presented.

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

(c)
An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds.  In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index.  However, in no event will the maximum amount exceed 0.2% of the Invested Assets of the Partnership, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debt related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $10,725 were incurred during each of the three months ended June 30, 2009 and 2008.  For each of the six months ended September 30, 2009 and 2008, the Partnership incurred asset management fees of $21,450. Asset management fees of $32,175 were incurred during each of the nine months ended December 31, 2009 and 2008. The Partnership paid the General Partner or its affiliates $3,500 and $0 of those fees during the three months ended June 30, 2009 and 2008, respectively.  The Partnership paid the General Partner or its affiliates $3,500 and $0 of those fees during the six months ended September 30, 2009 and 2008, respectively.  The Partnership paid the General Partner or its affiliates $3,500 and $0 of those fees during the nine months ended December 31, 2009 and 2008, respectively.

(d)
A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold.  Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2003 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

(e)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $6,462 and $0 during the three months ended June 30, 2009 and 2008, respectively, $6,462 and $10,000 during the six months ended September 30, 2009 and 2008, respectively, and $6,462 and $10,000 during the nine months ended December 31, 2009 and 2008, respectively.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2009

Asset management fee payable	$461,309	$472,034	$482,759	$454,084
Advances made to the Partnership by the General Partner	165,000	165,000	165,000	165,000
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	4,031	8,404	21,553	8,975
Total	$630,340	$645,438	$669,312	$628,059

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 – SUBSEQUENT EVENTS

Subsequent to December 31, 2009 the Partnership sold its Local Limited Partnership interest in four Local Limited Partnerships.

On September 30, 2010, Candleridge Apartment of Waukee L. P. II (“Candleridge”) was sold to the respective Local Limited Partnership’s General Partner.  Candleridge was appraised at $589,000 and had a mortgage note balance of $644,685 as of December 31, 2010.  The Local Limited Partnership Interest was sold for $25,000 which was paid to the Partnership.  The Partnership had incurred $363 in expenses related to the disposition which will be netted against the proceeds from the sale in calculating the gain on the sale.  The Partnership’s investment balance was zero at the time of disposition; therefore a gain of $24,637 will be recorded in the respective period.  No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture.

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
 (Unaudited)

NOTE 4 – SUBSEQUENT EVENTS, continued

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2009 and 2008, the three and six months ended September 30, 2009 and 2008, and the three and nine months ended December 31, 2009 and 2008, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2009 consisted of $22,000 in cash.  Liabilities at June 30, 2009 consisted of $630,000 of accrued fees and expenses due to General Partner and affiliates.

The Partnership’s assets at September 30, 2009 consisted of $30,000 in cash.  Liabilities at September 30, 2009 consisted of $645,000 of accrued fees and expenses due to General Partner and affiliates.

The Partnership’s assets at December 31, 2009 consisted of $30,000 in cash.  Liabilities at December 31, 2009 consisted of $669,000 of accrued fees and expenses due to General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008   The Partnership's net loss for the three months ended June 30, 2009 was $(12,000), reflecting a decrease of approximately $737,000 from the net loss of $(749,000) for the three months ended June 30, 2008.  The decrease in net loss was largely due to a decrease of $722,000 in impairment loss for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.   Equity in income of Local Limited Partnerships decreased by $4,000 for the three months ended June 30, 2009. All investments were reduced to zero in the prior year, therefore no further impairment or equity in income could be recorded. The amortization decreased by $3,000 for the three months ended June 30, 2009 due to the fact that all intangible assets were reduced to zero in the prior year, therefore no further amortization could be recorded.  The accounting and legal expenses decreased by $11,000 for the three months ended June 30, 2009 due to the timing of the accounting and legal work performed.  Reporting fees and distribution income decreased by $(3,000) and $(1,000), respectively, for the three months ended June 30, 2009. Local Limited Partnerships pay the distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008 The Partnership's net loss for the three months ended September 30, 2009 was $(6,000), reflecting a decrease of approximately $3,000 from the net loss of $(9,000) for the three months ended September 30, 2008. Equity in losses of Local Limited Partnerships decreased by $12,000 for the three months ended September 30, 2009. All investments reached zero in the prior year, therefore no further equity in losses could be recorded  The accounting and legal fees increased by $(4,000) for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 due to the timing of the accounting work performed.   Total operating income decreased by $(6,000) for the three months ended September 30, 2009.  Local Limited Partnerships pay reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Six Months Ended September 30, 2009 Compared to Six Months Ended September 30, 2008  The Partnership's net loss for the six months ended September 30, 2009 was $(19,000), reflecting a decrease of approximately $739,000 from the net loss of $(758,000) for the six months ended September 30, 2008.  The decrease in net loss was largely due to a decrease of $722,000 in impairment loss for the six months ended September 30, 2009 compared to the six months ended September 30, 2008.   Equity in losses of Local Limited Partnerships decreased by $8,000 from the six months ended September 30, 2008. All investments were reduced to zero in the prior year, therefore no further impairment or equity in losses could be recorded.  The amortization decreased by $3,000 for the six months ended September 30, 2009 due to the fact that all intangible assets were reduced to zero in the prior year, therefore no further amortization could be recorded.  The accounting and legal expenses decreased by $7,000 for the six months ended September 30, 2009 due to the timing of the accounting and legal work performed.  The reporting fees and distribution income decreased by $(1,000) and $(8,000), respectively, for the six months ended September 30, 2009. Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008  The Partnership's net loss for the three months ended December 31, 2009 was $(24,000), reflecting a decrease of approximately $5,000 from the net loss of $(29,000) for the three months ended December 31, 2008. Equity in losses of Local Limited Partnerships decreased by $12,000 from the three months ended December 31, 2008. All investments reached zero in the prior year, therefore no further equity in losses could be recorded.  The distribution income increased by $8,000 for the three months ended December 31, 2009 compared to the three months ended December 31, 2008. Local Limited Partnerships pay the distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. There was a $(10,000) increase in write off of advances to Local Limited Partnerships for the three months ended December 31, 2009.  During the three months ended December 31, 2009, two of the Local Limited Partnerships were experiencing operational issues and the Partnership advanced $10,000 to the Local Limited Partnerships and reserved for them fully due to uncollectibility. No such advances were required during the three months ended December 31, 2008.  The accounting and legal expenses increased by $(10,000) for the six months ended September 30, 2009 due to the timing of the accounting and legal work performed.

Nine Months Ended December 31, 2009 Compared to Nine Months Ended December 31, 2008  The Partnership's net loss for the nine months ended December 31, 2009 was $(43,000), reflecting a decrease of approximately $744,000 from the net loss of $(787,000) for the nine months ended December 31, 2008.  The decrease in net loss was largely due to a decrease of $722,000 in impairment loss for the nine months ended December 31, 2009 compared to the nine months ended December 31, 2008.   Equity in losses of Local Limited Partnerships decreased by $20,000 from the nine months ended December 31, 2008. All investments reached zero in the prior year, therefore no further impairment or equity in losses could be recorded.  The amortization decreased by $3,000 for the nine months ended December 31, 2009 due to the fact intangibles were reduced to zero in the prior year, therefore no further amortization could be recorded.  There was a $(10,000) increase in write off of advances to Local Limited Partnerships for the nine months ended December 31, 2009.  During the nine months ended December 31, 2009, two of the Local Limited Partnerships were experiencing operational issues and the Partnership advanced $10,000 to the Local Limited Partnership and reserved for them fully due to uncollectibility. No such advances were required during the nine months ended December 31, 2008.  The accounting and legal expenses increased by $(3,000) for the nine months ended December 31, 2009 due to the timing of the accounting and legal work performed.  The reporting fees decreased by $(1,000) for the nine months ended December 31, 2009. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

 Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Capital Resources and Liquidity

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008  Net cash used during the three months ended June 30, 2009 was $(10,000), compared to net cash used during the three months ended June 30, 2008 of $(5,000).  During the three months ended June 30, 2009, the Partnership made a $(4,000) payment in accrued asset management fees to the General Partner or an affiliate compared to no payment made during the three months ended June 30, 2008.  Each quarter the Partnership evaluates the cash position and determines how much of the operating expense reimbursements and accrued asset management fees will be paid to the General Partner or affiliate. There was a $(3,000) decrease in reporting fees. Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.  The Partnership paid a bond fee of $(3,000) during the three months ended June 30, 2009.

Six Months Ended September 30, 2009 Compared to Six Months Ended September 30, 2008  Net cash used during each of the six months ended September 30, 2009 and 2008 was $(1,000).  During the six months ended September 30, 2009, the Partnership reimbursed the General Partner or an affiliate $(6,000) for operating expenses paid on its behalf compared to $(10,000) reimbursed during the six months ended September 30, 2008.  The Partnership also made a $(4,000) payment of accrued asset management fees to the General Partner or an affiliate compared to no payments made during the six months ended September 30, 2008.  Each quarter the Partnership evaluates the cash position and determines how much of the operating expense reimbursements and accrued asset management fees will be paid to the General Partner or affiliate. Total operating income decreased by $(9,000) for the six months ended September 30, 2009 compared to the six months ended September 30, 2008. Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Nine Months Ended December 31, 2009 Compared to Nine Months Ended December 31, 2008  Net cash used during the nine months ended December 31, 2009 was $(1,000) compared to net cash used during the nine months ended December 31, 2008 of $(7,000).  The Partnership reimbursed the General Partner or an affiliate $(6,000) for operating expenses paid on its behalf during the nine months ended December 31, 2009 compared to $(10,000) reimbursed during the nine months ended December 31, 2008. The Partnership also made a $(4,000) payment of accrued asset management fees to the General Partner or an affiliate compared to no payments made during the nine months ended December 31, 2008.  Each quarter the Partnership evaluates the cash position and determines how much of the operating expense reimbursements and accrued asset management fees will be paid to the General Partner or affiliate. The reporting fees decreased by $(1,000) for the nine months ended December 31, 2009 compared to the nine months ended December 31, 2008. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

During the three, six and nine months ended June 30, 2009, September 30, 2009 and December 31, 2009, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner or affiliates, increased by $2,000, $17,000 and $41,000, respectively, as compared to March 31, 2009. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at December 31, 2009, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2012.

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board (the "FASB") issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted U.S. generally accepted accounting principles ("GAAP") for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance had no material impact on the Partnership’s financial statements.

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it did not have a material impact on the Partnership’s financial condition or results of operations.

In April 2009, the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments. This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements. It became effective for as of and for the interim period ended June 30, 2009 and had no impact on the Partnership’s financial condition or results of operations.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarters ended June 30, 2009, September 30, 2009 and December 31, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

By:  WNC Tax Credit Partners IV, L.P.General Partner

By: /s/ Wilfred N. Cooper, Jr.

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date: November 15, 2011

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 15, 2011