Form 10-Q
period 2010-06-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 2011-11-15
CIK 913497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
For the quarterly period ended September 30, 2010
For the quarterly period ended December 31, 2010

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

Yes___ No        X

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
(A California Limited Partnership)
INDEX TO FORM 10-Q
 For the quarterly period ended June 30, 2010
For the quarterly period ended September 30, 2010
For the quarterly period ended December 31, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of June 30, 2010, September 30, 2010, December 31, 2010 and March 31, 2010	3

	Condensed Statements of Operations
	For the Three Months Ended June 30, 2010 and 2009	4
	For the Three and Six Months Ended September 30, 2010 and 2009	5
	For the Three and Nine Months Ended December 31, 2010 and 2009	6

	Condensed Statements of Partners' Deficit
	For the Three Months Ended June 30, 2010	7
	For the Six Months Ended September 30, 2010	7
	For the Nine Months Ended December 31, 2010	7

	Condensed Statements of Cash Flows
	For the Three Months Ended June 30, 2010 and 2009	8
	For the Six Months Ended September 30, 2010 and 2009	9
	For the Nine Months Ended December 31, 2010 and 2009	10

	Notes to Condensed Financial Statements	11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	25

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	(Removed and Reserved)	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

Signatures		27

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2010
ASSETS
Cash	$19,729	$38,129	$45,021	$19,728
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-	-	-

Total Assets	$19,729	$38,129	$45,021	$19,728

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Accrued expenses	$-	$22	$-	$-
Accrued fees and expenses due to General Partner and affiliates (Note 3)	697,150	690,973	703,100	685,092

Total Liabilities	697,150	690,995	703,100	685,092

Partners’ Deficit:
General Partner	(3,781)	(3,535)	(3,587)	(3,660)
Limited Partners (20,000 Partnership Units authorized; 15,600 Partnership Units issued and outstanding)	(673,640)	(649,331)	(654,492)	(661,704)

Total Partners’ Deficit	(677,421)	(652,866)	(658,079)	(665,364)

Total Liabilities and Partners’ Deficit	$19,729	$38,129	$45,021	$19,728

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009
	Three Months	Three Months

Operating expenses:
Asset management fees (Note 3)	$10,725	$10,725
Accounting and legal fees	16	266
Other	1,317	1,252

Total operating expenses	12,058	12,243

Loss from operations	(12,058)	(12,243)

Interest income	1	1

Net loss	$(12,057)	$(12,242)

Net loss allocated to:
General Partner	$(121)	$(122)

Limited Partners	$(11,936)	$(12,120)

Net loss per Partnership Unit	$(1)	$(1)

Outstanding weighted Partnership Units	15,600	15,600

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended September 30, 2010 and 2009
 (Unaudited)

	2010		2009
	Three	Six	Three	Six
	Months	Months	Months	Months

Reporting fees	$2,950	$2,950	$4,950	$4,950
Distribution income	11,448	11,448	3,698	3,698

Total operating income	14,398	14,398	8,648	8,648

Operating expenses:
Asset management fees (Note 3)	10,725	21,450	10,725	21,450
Accounting and legal fees	3,035	3,051	4,028	4,294
Other	721	2,038	345	1,597

Total operating expenses	14,481	26,539	15,098	27,341

Loss from operations	(83)	(12,141)	(6,450)	(18,693)

Gain on sale of Local Limited Partnerships	24,637	24,637	-	-

Interest income	1	2	3	4

Net income (loss)	$24,555	$12,498	$(6,447)	$(18,689)

Net income (loss) allocated to:
General Partner	$246	$125	$(64)	$(187)

Limited Partners	$24,309	$12,373	$(6,383)	$(18,502)

Net income (loss) per Partnership Unit	$2	$1	$(1)	$(1)

Outstanding weighted Partnership Units	15,600	15,600	15,600	15,600

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended December 31, 2010 and 2009
 (Unaudited)

	2010		2009
	Three	Nine	Three	Nine
	Months	Months	Months	Months

Reporting fees	$5,249	$8,199	$-	$4,950
Distribution income	1,638	13,086	10,000	13,698

Total operating income	6,887	21,285	10,000	18,648

Operating expenses:
Asset management fees (Note 3)	10,725	32,175	10,725	32,175
Accounting and legal fees	-	3,051	10,286	14,580
Write off of advances to Local Limited Partnerships	-	-	10,000	10,000
Other	1,381	3,419	2,863	4,460

Total operating expenses	12,106	38,645	33,874	61,215

Loss from operations	(5,219)	(17,360)	(23,874)	(42,567)

Gain on sale of Local
Limited Partnerships	-	24,637	-	-

Interest income	6	8	4	8

Net income (loss)	$(5,213)	$7,285	$(23,870)	$(42,559)

Net income (loss) allocated to:
General Partner	$(52)	$73	$(239)	$(426)

Limited Partners	$(5,161)	$7,212	$(23,631)	$(42,133)

Net income (loss) per Partnership Unit	$-	$-	$(2)	$(3)

Outstanding weighted Partnership Units	15,600	15,600	15,600	15,600

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
 (A California Limited Partnership)

CONDENSED STATEMENTS OF PARTNERS’ DEFICIT
For the Three Months Ended June 30, 2010, Six Months Ended September 30, 2010
 and Nine Months Ended December 31, 2010
 (Unaudited)

For the Three Months Ended June 30, 2010
	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2010	$(3,660)	$(661,704)	$(665,364)

Net loss	(121)	(11,936)	(12,057)

Partners’ deficit at June 30, 2010	$(3,781)	$(673,640)	$(677,421)

For the Six Months Ended September 30, 2010
	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2010	$(3,660)	$(661,704)	$(665,364)

Net income	125	12,373	12,498

Partners’ deficit at September 30, 2010	$(3,535)	$(649,331)	$(652,866)

For the Nine Months Ended December 31, 2010
	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2010	$(3,660)	$(661,704)	$(665,364)

Net income	73	7,212	7,285

Partners’ deficit at December 31, 2010	$(3,587)	$(654,492)	$(658,079)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009
Cash flows from operating activities:
Net loss	$(12,057)	$(12,242)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Increase in accrued fees and expenses due to
General Partner and affiliates	12,058	2,281

Net cash provided by (used in) operating activities	1	(9,961)

Net increase (decrease) in cash	1	(9,961)

Cash, beginning of period	19,728	31,613

Cash, end of period	$19,729	$21,652

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009
Cash flows from operating activities:
Net income (loss)	$12,498	$(18,689)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Increase in accrued expenses	22	-
Increase in accrued fees and expenses due to
General Partner and affiliates	5,881	17,379
Gain on sale of Local Limited Partnerships	(24,637)	-

Net cash used in operating activities	(6,236)	(1,310)

Cash flows from investing activities:
Net proceeds from sale of Local Limited
Partnerships	24,637	-

Net cash provided by investing activities	24,637	-

Net increase (decrease) in cash	18,401	(1,310)

Cash, beginning of period	19,728	31,613

Cash, end of period	$38,129	$30,303

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2010 and 2009
(Unaudited)

	2010	2009
Cash flows from operating activities:
Net income (loss)	$7,285	$(42,559)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Increase in accrued fees and expenses due to
General Partner and affiliates	18,008	41,253
Gain on sale of Local Limited Partnerships	(24,637)	-
Net cash provided by (used in) operating activities	656	(1,306)

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	24,637	-
Advances to Local Limited Partnerships	-	(10,000)
Write off of advances to Local Limited Partnerships	-	10,000

Net cash provided by investing activities	24,637	-

Net increase (decrease) in cash	25,293	(1,306)

Cash, beginning of period	19,728	31,613

Cash, end of period	$45,021	$30,307

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Periods Ended June 30, 2010, September 30, 2010 and
December 31, 2010
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2010, six months ended September 30, 2010 and nine months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31,2010.

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
For the Quarterly Periods Ended June 30, 2010, September 30, 2010 and
December 31, 2010
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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2010, September 30, 2010 and
December 31, 2010
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits.  A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met.  Ten of the Housing Complexes have completed their 15-year Compliance Period.

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2010, September 30, 2010 and
December 31, 2010
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2010.

As of March 31, 2010, the Partnership sold its Local Limited Partnership Interest in E. W., Crossing II Limited Dividend Housing Association LP (“Crossings II”) and Comanche Retirement Village Ltd (“Comanche”).

On September 30, 2010, Candleridge Apartment of Waukee L. P. II (“Candleridge”) was sold to the respective Local Limited Partnership’s General Partner.  Candleridge was appraised at $589,000 and had a mortgage note balance of $644,685 as of December 31, 2010.  The Local Limited Partnership Interest was sold for $25,000 which was paid to the Partnership.  The Partnership had incurred $363 in expenses related to the disposition which was netted against the proceeds from the sale in calculating the gain on the sale.  The Partnership’s investment balance was zero at the time of disposition; therefore a gain of $24,637 was recorded during the six months ended September 30, 2010.  No cash distribution was made to the Limited Partners.  The Compliance Period has expired so there is no risk of tax credit recapture.

Subsequent to December 31, 2010, the Partnership sold its Local Limited Partnership interest in three Local Limited Partnerships.

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
For the Quarterly Periods Ended June 30, 2010, September 30, 2010 and
December 31, 2010
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

“Equity in losses of Local Limited Partnerships” for each of the periods ended June 30, 2010 and 2009, September 30, 2010 and 2009 and December 31, 2010 and 2009, respectively has been recorded by the Partnership. Management’s estimate for the three, six and nine-month periods is based on actual audited results reported by the Local Limited Partnerships.  Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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
For the Quarterly Periods Ended June 30, 2010, September 30, 2010 and
December 31, 2010
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
For the Quarterly Periods Ended June 30, 2010, September 30, 2010 and
December 31, 2010
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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2010, September 30, 2010, December 31, 2010 and March 31, 2010, the Partnership acquired limited partnership interests in 19, 18, 18 and 19 Local Limited Partnerships, respectively, each of which owns one Housing Complex, consisting of an aggregate of 740, 717, 717 and 740 apartment units, respectively.  The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities.  Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership.  The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

Selected financial information for the three months ended June 30, 2010 and 2009 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2010	2009
Revenues	$1,059,000	$1,024,000
Expenses:
Interest expense	159,000	146,000
Depreciation and amortization	272,000	276,000
Operating expenses	770,000	766,000
Total expenses	1,201,000	1,188,000

Net loss	$(142,000)	$(164,000)
Net loss allocable to the Partnership	$(141,000)	$(162,000)
Net loss recorded by the Partnership	$-	$-

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2010, September 30, 2010 and
December 31, 2010
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the six months ended September 30, 2010 and 2009 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2010	2009
Revenues	$2,117,000	$2,048,000
Expenses:
Interest expense	317,000	292,000
Depreciation and amortization	545,000	552,000
Operating expenses	1,539,000	1,532,000
Total expenses	2,401,000	2,376,000

Net loss	$(284,000)	$(328,000)
Net loss allocable to the Partnership	$(281,000)	$(325,000)
Net loss recorded by the Partnership	$-	$-

Selected financial information for the nine months ended December 31, 2010 and 2009 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2010	2009
Revenues	$3,176,000	$3,073,000
Expenses:
Interest expense	476,000	439,000
Depreciation and amortization	817,000	828,000
Operating expenses	2,309,000	2,298,000
Total expenses	3,602,000	3,565,000

Net loss	$(426,000)	$(492,000)
Net loss allocable to the Partnership	$(422,000)	$(487,000)
Net loss recorded by the Partnership	$-	$-

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
For the Quarterly Periods Ended June 30, 2010, September 30, 2010 and
December 31, 2010
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

(c)
An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds.  In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index.  However, in no event will the maximum amount exceed 0.2% of the Invested Assets of the Partnership, as defined. ”Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnerships and the Partnership’s allocable share of mortgage loans on and other debt related to the Housing Complexes owned by such Local Limited Partnerships.  The Partnership incurred asset management fees of $10,725 for each of the three months ended June 30, 2010 and 2009, $21,450 for each of the six months ended September 31, 2010 and 2009 and $32,175 for each of the nine months ended December 31, 2010 and 2009.  The Partnership paid the General Partner or its affiliates $0 and $3,500 of those fees during the three months ended June 30, 2010 and 2009, respectively, $0 and $3,500 of those fees during the six months ended September 30, 2010 and 2009, respectively and $0 and $3,500 of those fees during the nine months ended December 31, 2010 and 2009, respectively.

(d)
A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold.  Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2003 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

(e)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $0 and $6,462 during the three months ended June 30, 2010 and 2009, respectively, $21,000 and $6,462 during the six months ended September 30, 2010 and 2009, respectively, and $21,000 and $6,462 during the nine months ended December 31, 2010 and 2009, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2010, September 30, 2010 and
December 31, 2010
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2010

Asset management fee payable	$504,209	$514,934	$525,659	$493,484
Advances made to the Partnership by the General Partner	165,000	165,000	165,000	165,000
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	27,941	11,039	12,441	26,608
Total	$697,150	$690,973	$703,100	$685,092

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 – SUBSEQUENT EVENTS

Subsequent to December 31, 2010, the Partnership sold its Local Limited Partnership interest in three Local Limited Partnerships.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2010, September 30, 2010 and
December 31, 2010
 (Unaudited)

NOTE 4 – SUBSEQUENT EVENTS, continued

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2010 and 2009, the three and six months ended September 30, 2010 and 2009, and the three and nine months ended December 31, 2010 and 2009, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2010 consisted of $ 20,000 in cash.  Liabilities at June 30, 2010 consisted of $697,000 of accrued fees and expenses due to General Partner and affiliates.

The Partnership’s assets at September 30, 2010 consisted of $38,000 in cash.  Liabilities at September 30, 2010 consisted of $691,000 of accrued fees and expenses due to General Partner and affiliates.

The Partnership’s assets at December 31, 2010 consisted of $45,000 in cash.  Liabilities at December 31, 2010 consisted of $703,000 of accrued fees and expenses due to General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009   The Partnership's net loss for the three months ended June 30, 2010 was $(12,000), There was no significant change from the net loss of $(12,000) for the three months ended June 30, 2009.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009 The Partnership's net income for the three months ended September 30, 2010 was $25,000, reflecting a increase of approximately $31,000 from the net loss of $(6,000) for the three months ended September 30, 2009.  The change was largely due to an increase of $25,000 in gain on sale of Local Limited Partnerships for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.   The gains recorded by the Partnership can vary depending on the sales prices of the Housing Complexes or Local Limited Partnerships that are being sold.  The reporting fees decreased by $(2,000) and the distribution income increased by $8,000 for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.  Local Limited Partnerships pay reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.  Legal and accounting expenses increased by $(1,000) for the three months ended September 30, 2010 due to the timing of the accounting work performed.

Six Months Ended September 30, 2010 Compared to Six Months Ended September 30, 2009  The Partnership's net income for the six months ended September 30, 2010 was $12,000, reflecting an increase of approximately $31,000 from the net loss of $(19,000) for the six months ended September 30, 2009. The change was largely due to an increase of $25,000 in gain on sale of Local Limited Partnerships for the six months ended September 30, 2010 compared to the six months ended September 30, 2009.  The gain recorded by the Partnership can vary depending on the sales prices of the Housing Complexes or Local Limited Partnerships that are being sold.  The reporting fees decreased by $(2,000) and distribution income increased by $8,000 for the six months ended September 30, 2010 compared to the six months ended September 30, 2009.  Local Limited Partnerships pay reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.  Legal and accounting expenses increased by $(1,000) for the six months ended September 30, 2010 due to the timing of the accounting work performed.

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009  The Partnership's net loss for the three months ended December 31, 2010 was $(5,000), reflecting a decrease of approximately $19,000 from the net loss of $(24,000) for the three months ended December 31, 2009. Legal and accounting expenses decreased by $10,000 for the three months ended December 31, 2010 due to the timing of the accounting work performed.   There was also a decrease of $10,000 in write off of advances to Local Limited Partnerships for the three months ended December 31, 2010 compared to the three months ended December 31, 2009.  No advances were made during the three months ended December 31, 2010 compared to advances of $(10,000) made and reserved for fully during the three months ended December 31, 2009.  Advances vary based on the operations and needs of the Local Limited Partnerships. The distribution income decreased by $(8,000) and the reporting fees increased by $5,000 for the three months ended December 31, 2010 compared to the three months ended December 31, 2009.  Local Limited Partnerships pay reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Nine Months Ended December 31, 2010 Compared to Nine Months Ended December 31, 2009  The Partnership's net income for the nine months ended December 31, 2010 was $7,000, reflecting an increase of approximately $50,000 from the net loss of $(43,000) for the nine months ended December 31, 2009. The change was largely due to an increase of $25,000 in gain on sale of Local Limited Partnerships for the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009.  The gain recorded by the Partnership can vary depending on the sales prices of the Housing Complexes or Local Limited Partnerships that are being sold.  Legal and accounting expenses decreased by $10,000 for the nine months ended December 31, 2010 due to the timing of the accounting work performed.   There was also a decrease of $10,000 in write off of advances to Local Limited Partnerships for the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009.  No advances were made during the nine months ended December 31, 2010 compared to advances of $(10,000) made and reserved for fully during the nine months ended December 31, 2009.  Advances vary based on the operations and needs of the Local Limited Partnerships. The reporting fees increased by $3,000 for the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009.  Local Limited Partnerships pay reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Capital Resources and Liquidity

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009   There was no material change in cash during the three months ended June 30, 2010 compared to the net decrease in cash for the three months ended June 30, 2009 of $(10,000).  During the three months ended June 30, 2010, the Partnership made no payments of accrued asset management fees to the General Partner or an affiliate compared to $(4,000) paid during the three months ended June 30, 2009.  Additionally, during the three months ended June 30, 2010, the Partnership made no reimbursement to the General Partner or an affiliate for operating expenses paid on its behalf compared to $(6,000) reimbursed during the three months ended June 30, 2009.

Six Months Ended September 30, 2010 Compared to Six Months Ended September 30, 2009 The net increase in cash during the six months ended September 30, 2010 was $18,000 compared to the net decrease in cash for the six months ended September 30, 2009 of $(1,000).  There was an increase of $25,000 in proceeds received by the Partnership as a result of the dispositions of Local Limited Partnerships during the six months ended September 30, 2010 compared to the six months ended September 30, 2009.   There was a $6,000 increase in reporting fees and distribution income for the six months ended September 30, 2010.  Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.  During the six months ended September 30, 2010, the Partnership made no payments of accrued asset management fees to the General Partner or an affiliate compared to $(4,000) paid during the six months ended September 30, 2009.  Additionally, during the six months ended September 30, 2010, the Partnership reimbursed the General Partner or an affiliate $(21,000) for operating expenses paid on its behalf compared to $(6,000) reimbursed during the six months ended September 30, 2009.

Nine Months Ended December 31, 2010 Compared to Nine Months Ended December 31, 2009  The net increase in cash during the nine months ended December 31, 2010 was $25,000 compared to the net decrease in cash for the nine months ended December 31, 2009 of $(1,000).  There was an increase of $25,000 in proceeds received by the Partnership as a result of the dispositions of Local Limited Partnerships during the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009.   There was a $3,000 increase in reporting fees and distribution income for the nine months ended December 31, 2010. Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.  During the nine months ended December 31, 2010, the Partnership made no payments of accrued asset management fees to the General Partner or an affiliate compared to $(4,000) paid during the nine months ended December 31, 2009.  Additionally, during the nine months ended December 31, 2010, the Partnership reimbursed the General Partner or an affiliate $(21,000) for operating expenses paid on its behalf compared to $(6,000) reimbursed during the nine months ended December 31, 2009.

During the three, six and nine months ended June 30, 2010, September 30, 2010 and December 31, 2010, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner or affiliates, increased by $12,000, $6,000 and $18,000, respectively, as compared to March 31, 2010. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at December 31, 2010, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2012.

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

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modified the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarters ended June 30, 2010, September 30, 2010 and December 31, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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