Form 10-Q
period 2011-09-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 2011-11-15
CIK 913497

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes       X      No______

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  _______ No    X__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___ Accelerated filer___ Non-accelerated filer    X      Smaller reporting company___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___No    X

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended September 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets
As of September 30, 2011 and March 31, 2011	3

Condensed Statements of Operations
For the Three and Six Months Ended September 30, 2011 and 2010	4

Condensed Statement of Partners' Deficit
For the Six Months Ended September 30, 2011	5

Condensed Statements of Cash Flows
For the Six Months Ended September 30, 2011 and 2010	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures about Market Risks	20

Item 4. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities	21

Item 4. (Removed and Reserved)	21

Item 5. Other Information	21

Item 6. Exhibits	21

Signatures	22

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2011	March 31, 2011

ASSETS

Cash	$34,788	$42,250
Investments in Local Limited Partnerships, net (Note 2)	-	-
Due from affiliates (Note 4)	17,294	-
Other assets	10,642	34

Total Assets	$62,724	$42,284

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$687,703	$703,504

Total Liabilities	687,703	703,504

Partners’ Deficit:
General Partner	(3,257)	(3,619)
Limited Partners (20,000 Partnership Units
authorized; 15,600 Partnership Units issued and
outstanding)	(621,722)	(657,601)

Total Partners’ Deficit	(624,979)	(661,220)

Total Liabilities and Partners’ Deficit	$62,724	$42,284

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2011 and 2010
(Unaudited)

	2011		2010
	Three Months	Six Months	Three Months	Six Months

Reporting fees	$-	$2,850	$2,950	$2,950
Distribution income	5,905	5,905	11,448	11,448

Total operating income	5,905	8,755	14,398	14,398

Operating expenses:
Asset management fees (Note 3)	10,725	21,450	10,725	21,450
Legal and accounting fees	3,251	16,435	3,035	3,051
Outsourcing expenses	4,660	4,660	-	-
Other	2,793	4,607	721	2,038

Total operating expenses	21,429	47,152	14,481	26,539

Loss from operations	(15,524)	(38,397)	(83)	(12,141)

Gain on sale of Local Limited Partnerships	-	74,633	24,637	24,637

Interest income	3	5	1	2

Net income (loss)	$(15,521)	36,241	$24,555	$12,498

Net income (loss) allocated to:
General Partner	$(155)	362	$246	$125

Limited Partners	$(15,366)	35,879	$24,309	$12,373

Net income (loss) per Partnership Unit	$(1)	2	$2	$1

Outstanding weighted Partnership Units	15,600	15,600	15,600	15,600

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT

For the Six Months Ended September 30, 2011
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2011	$(3,619)	$(657,601)	$(661,220)

Net income	362	35,879	36,241

Partners’ deficit at September 30, 2011	$(3,257)	(621,722)	(624,979)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010
Cash flows from operating activities:
Net income	$36,241	$12,498
Adjustments to reconcile net income to net cash used in operating activities:
Increase (decrease) in accrued fees and expenses due to
General Partner and affiliates	(15,801)	5,881
Increase in accrued expenses	-	22
Increase in other assets	(14,236)	-
Increase in due from affiliate	(17,294)	-
Gain on sale of Local Limited Partnerships	(74,633)	(24,637)

Net cash used in operating activities	(85,723)	(6,236)

Cash flows from investing activities:
Proceeds from sale of Local Limited Partnerships	78,261	24,637

Net cash provided by investing activities	78,261	24,637

Net increase (decrease) in cash	(7,462)	18,401

Cash, beginning of period	42,250	19,728

Cash, end of period	$34,788	$38,129

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2011.

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

For the Quarterly Period Ended September 30, 2011
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

For the Quarterly Period Ended September 30, 2011
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

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2011.

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

Subsequent to September 30, 2011 the Partnership sold its Local Limited Partnership interest in two Local Limited Partnerships.

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

For the Quarterly Period Ended September 30, 2011
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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership.   If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership.  The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and were amortized over 30 years (see Note 2).

“Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2011 and 2010 has been recorded by the Partnership. Management’s estimate for the three and six-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as income.  As of September 30, 2011, all of the investment balances had reached zero.

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of September 30, 2011 and March 31, 2011, the Partnership had no cash equivalents.

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

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2011 and March 31, 2011, the Partnership owns Local Limited Partnership interests in 17 and 18 Local Limited Partnerships, respectively.  As of September 30, 2011 and March 31, 2011, these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 669 and 717 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the six months ended September 30, 2011 and 2010 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2011	2010

Revenue	$1,969,000	$2,117,000
Expenses:
Interest expense	304,000	317,000
Depreciation and amortization	524,000	545,000
Operating expenses	1,440,000	1,539,000

Total expenses	2,268,000	2,401,000

Net loss	$(299,000)	$(284,000)

Net loss allocable to the Partnership	$(296,000)	$(281,000)

Net loss recorded by the Partnership	$-	$-

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies.  In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership may be require to sustain operations of such Local Limited Partnerships.  If additional capital contributions are not made when they are required, the Partnership's investments in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a)
An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds.  In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index.  However, in no event will the maximum amount exceed 0.2% of the Invested Assets of the Partnership, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debt related to the Housing Complexes owned by such Local Limited Partnerships.  Fees of $21,450 were incurred during each of the six months ended September 30, 2011 and 2010. The Partnership paid the General Partner and its affiliates $35,131 and $0 of those fees during the six months ended September 30, 2011 and 2010, respectively.

(b)
Subordinated Disposition Fee.  A subordinated disposition fee is an amount equal to 1% of the sales price of real estate sold.  Payment of this fee is subordinated to the Limited Partners receiving a preferred return of 16% through December 31, 2003 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.  No such fees were earned during the periods presented.

(c)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $59,352 and $21,000 during the six months ended September 30, 2011 and 2010, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	September 30, 2011	March 31, 2011

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$-	$2,120
Due to affiliate	165,000	165,000
Asset management fee payable	522,703	536,384
Total	$687,703	$703,504

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 4 – DUE FROM AFFILIATE

During the three months ended June 30, 2011, the Partnership paid $35,130 to the General Partner for the reimbursement of operating expenses paid on behalf of the Partnership.  The payment was made based on the estimated expenses associated with the disposition of the Local Limited Partnership during the three months ended June 30, 2011.  Actual expenses were lower than the estimate, therefore, the Partnership overpaid the General Partner. The General Partner paid for expenses on behalf of the Partnership during the three months ended September 30, 2011, which reduced the outstanding receivable to $17,294.

 NOTE 5 – SUBSEQUENT EVENTS

Subsequent to September 30, 2011 the Partnership sold its Local Limited Partnership interest in two Local Limited Partnerships.

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

Subsequent written and oral forward looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports filed with the SEC.

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2011 and 2010, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2011 consisted of $35,000 in cash, $11,000 in other assets and $17,000 in due from affiliates.  Liabilities at September 30, 2011 consisted of $688,000 of accrued fees and expenses due to General Partner and affiliates.

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010. The Partnership’s net loss for the three months ended September 30, 2011 was $(16,000), reflecting an increase of $(40,000) from the $24,000 net income for the three months ended September 30, 2010. The change was primarily due to a decrease of $(25,000) in gain on sale of Local Limited Partnerships for the three months ended September 30, 2011.  The Partnership is in the disposition phase but the number of dispositions and gains recorded will vary from period to period depending on the economic conditions and the market for the properties in the specific locations.  The reporting fees and distribution income decreased by $(3,000) and $(6,000), respectively for the three months ended September 30, 2011. Local Limited Partnerships pay reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.  The outsourcing expenses increased by $(5,000) for the three months ended September 30, 2011 due to the fact that the Partnership outsourced a portion of the data entry management to increase efficiency.

Six Months Ended September 30, 2011 Compared to Six Months Ended September 30, 2010. The Partnership’s net income for the six months ended September 30, 2011 was $36,000, reflecting an increase of $24,000 from the $12,000 net income for the six months ended September 30, 2010. The increase in net income was partially due to a $50,000 increase in gain on sale of Local Limited Partnerships for the six months ended September 30, 2011.  The Partnership is in the disposition phase but the number of dispositions and gains recorded will vary from period to period depending on the economic conditions and the market for the properties in the specific locations.   There was a $(13,000) increase in legal and accounting fees due to the timing of the accounting work performed. The distribution income decreased by $(6,000) for the six months ended September 30, 2011. Local Limited Partnerships pay distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.  The outsourcing expenses increased by $(5,000) for the six months ended September 30, 2011 due to the fact that the Partnership outsourced a portion of the data entry management to increase efficiency.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources

Six Months Ended September 30, 2011 Compared to Six Months Ended September 30, 2010. The net cash used during the six months ended September 30, 2011 was $(7,000) compared to net cash provided during the six months ended September 30, 2010 of $18,000. There was an increase of $(35,000) in cash paid for accrued asset management fees in addition to an increase of $(38,000) in cash paid to the General Partner or an affiliate for reimbursements of operating expenses which were paid on behalf of the Partnership.  Distribution income received from the Local Limited Partnerships decreased by $(6,000) for the six months ended September 30, 2011.  Local Limited Partnerships pay distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. During the six months ended September 30, 2011, the Partnership received $78,000 in proceeds from the disposition of its Local Limited Partnerships compared to $25,000 of sales proceeds received during the six months ended September 30, 2010.

During the six months ended September 30, 2011 accrued payables, which consist primarily of asset management fees to the General Partner or affiliates, decreased by $16,000.  The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at September 30, 2011, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2012.

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board (the "FASB") issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted U.S. generally accepted accounting principles ("GAAP") for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2010. The Partnership has determined that adoption of this guidance had no material impact on the Partnership’s financial statements.

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance was effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2010. The impact of adopting it did not have a material impact on the Partnership’s financial condition or results of operations.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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