Form 10-Q
period 2011-12-31
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 2012-02-13
CIK 913497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes   ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐   Accelerated filer   ☐  Non-accelerated filer   ☒   Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐   No  ☒

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended December 31, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets
As of December 31, 2011 and March 31, 2011	3

Condensed Statements of Operations
For the Three and Nine Months Ended December 31, 2011 and 2010	4

Condensed Statement of Partners' Equity (Deficit)
For the Nine Months Ended December 31, 2011	5

Condensed Statements of Cash Flows
For the Nine Months Ended December 31, 2011 and 2010	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures about Market Risks	19

Item 4. Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. (Removed and Reserved)	20

Item 5. Other Information	20

Item 6. Exhibits	20

Signatures	21

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	December 31, 2011	March 31, 2011

ASSETS

Cash	$64,794	$42,250
Investments in Local Limited Partnerships, net (Note 2)	-	-
Other assets	36,600	34

Total Assets	$101,394	$42,284

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$554,490	$703,504

Total Liabilities	554,490	703,504

Partners’ Equity (Deficit):
General Partner	161,812	(3,619)
Limited Partners (20,000 Partnership Units authorized; 15,600 Partnership Units issued and outstanding)	(614,908)	(657,601)

Total Partners’ Equity (Deficit)	(453,096)	(661,220)

Total Liabilities and Partners’ Equity (Deficit)	$101,394	$42,284

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2011 and 2010
(Unaudited)

	2011		2010
	Three Months	Nine Months	Three Months	Nine Months

Reporting fees	$-	$2,850	$5,249	$8,199
Distribution income	20,000	25,905	1,638	13,086

Total operating income	20,000	28,755	6,887	21,285

Operating expenses:
Asset management fees (Note 3)	7,500	28,950	10,725	32,175
Legal and accounting fees	47,453	63,888	-	3,051
Outsourcing expenses	676	5,336	-	-
Other	1,279	5,886	1,381	3,419

Total operating expenses	56,908	104,060	12,106	38,645

Loss from operations	(36,908)	(75,305)	(5,219)	(17,360)

Gain on sale of Local Limited Partnerships	43,786	118,419	-	24,637

Interest income	5	10	6	8

Net income (loss)	$6,883	$43,124	$(5,213)	$7,285

Net income (loss) allocated to:
General Partner	$69	$431	$(52)	$73

Limited Partners	$6,814	$42,693	$(5,161)	$7,212

Net income (loss) per Partnership Unit	$-	$3	$-	$-

Outstanding weighted Partnership Units	15,600	15,600	15,600	15,600

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Nine Months Ended December 31, 2011
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2011	$(3,619)	$(657,601)	$(661,220)

Contributions (Note 4)	165,000	-	165,000

Net income	431	42,693	43,124

Partners’ equity (deficit) at December 31, 2011	$161,812	(614,908)	(453,096)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2011 and 2010
(Unaudited)

	2011	2010
Cash flows from operating activities:
Net income	$43,124	$7,285
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Increase in other assets	(36,566)	-
Increase in accrued fees and expenses due to General Partner and affiliates	15,986	18,008
Gain on sale of Local Limited Partnerships	(118,419)	(24,637)

Net cash provided by (used in) operating activities	(95,875)	656

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	118,419	24,637

Net cash provided by investing activities	118,419	24,637

Net increase in cash	22,544	25,293

Cash, beginning of period	42,250	19,728

Cash, end of period	$64,794	$45,021

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
General Partner equity balance was increased and accrued fees and expenses due to General Partner and affiliates was decreased as a result of forgiveness of debt by the General Partner.	$165,000	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2011.

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

For the Quarterly Period Ended December 31, 2011
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

For the Quarterly Period Ended December 31, 2011
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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2013.

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

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits.  A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. Fourteen of the Housing Complexes have completed their 15-year Compliance Period.

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

For the Quarterly Period Ended December 31, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2011.

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

On June 30, 2011, Chadwick Limited Partners (“Chadwick”) was sold to the Local Limited Partnership’s General Partner.  Chadwick was appraised at $850,000 and had a mortgage note balance of $1,401,188 as of December 31, 2010.  The Local Limited Partnership Interest was sold for $78,261 which was paid to the Partnership.  The Partnership had incurred $3,628 in expenses related to the disposition which will be netted against the proceeds from the sale in calculating the gain on the sale. The Partnership’s investment balance was zero at the time of sale; therefore a gain of $74,633 was recorded. No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period had expired at the time of the sale so there is no risk of tax credit recapture.

On October 26, 2011, Broken Bow Apartments I, L.P. (“Broken Bow”) was sold to an affiliate of the Local Limited Partnership for $26,017.  Broken Bow was appraised for $20,000 and had a mortgage note balance of $67,322 as of September 30, 2011.  The Partnership incurred $3,000 in appraisal expenses and $2,285 in legal fees related to the disposition which were netted against the proceeds from the sale in calculating the gain on the sale.  The Partnership’s investment balance was zero at the time of sale; therefore a gain of $20,732 was recorded.  In addition, the replacement reserves held by the bank were released.  In accordance with the Purchase Agreement, the Partnership received the reserve proceeds in the amount of $2,390 which is recorded as an additional gain on sale during the respective period.   No cash distribution will be made to the Limited Partners as a result of this sale.  Broken Bow will complete its Compliance Period in 2012; therefore there is a risk of tax credit recapture.  The last year in which Low Income Housing Tax Credits was generated by this Local Limited Partnership was 2007.   The executed Purchase Agreement states that Broken Bow must remain in compliance with Section 42 of the IRS code. Until the completion of the Compliance Period, the purchaser must furnish the Partnership with certain reports proving that the Housing Complex is still in compliance with the IRS code.

On October 26, 2011, Sidney Apartment I, L.P. (“Sidney”) was sold to an affiliate of the Local Limited Partnership for $26,018.  Sidney was appraised for $200,000 and had a mortgage note balance of $251,667 as of September 30, 2011.  The Partnership incurred $3,000 in appraisal expenses and $3,079 in legal fees related to the disposition which will be netted against the proceeds from the sale in calculating the gain on the sale. The Partnership’s investment balance was zero at the time of sale; therefore a gain of $19,939 was recorded.  In addition, the replacement reserves held by the bank were released.  In accordance with the Purchase Agreement, the Partnership received the reserve proceeds in the amount of $725 which is recorded as an additional gain on sale during the respective period. No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has expired so there is no risk of tax credit recapture.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Subsequent to December 31, 2011 the Partnership sold its Local Limited Partnership interest in one Local Limited Partnership.

On January 1, 2012, Mountainview Apartments Limited Partnership (“Mountainview”) was sold to an affiliate of the Local Limited Partnership for $22,000. Mountainview  was appraised for $390,000 and had a mortgage note balance of $915,474 as of December 31, 2010. The Partnership incurred approximately $3,750 of expenses related to the disposition which will be netted against the proceeds from the sale in calculating the gain on the sale.  The Partnership’s investment balance was zero at the time of sale; therefore a gain of $18,250 will be recorded during the respective period.   No cash distribution will be made to the Limited Partners as a result of this sale. The Compliance Period had expired at the time of the sale so there is no risk of tax credit recapture.

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

“Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2011 and 2010 has been recorded by the Partnership. Management’s estimate for the three and nine-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

In accordance with the accounting guidance for the consolidation of variable interest entities, the Partnership determines when it should include the assets, liabilities, and activities of a variable interest entity (VIE) in its financial statements, and when it should disclose information about its relationship with a VIE. The analysis that must be performed to determine which entity should consolidate a VIE focuses on control and economic factors. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it has (1) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the guidance requires continual reconsideration of the primary beneficiary of a VIE.Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations. However, management does not consolidate the Partnership's interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities. The Partnership currently records the amount of its investment in these Local Limited Partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership's balance in investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership's exposure to loss on these Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantee against credit recapture to the investors in the Partnership Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as income.  As of December 31, 2011, all of the investment balances had reached zero.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2011
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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of December 31, 2011 and March 31, 2011, the Partnership had no cash equivalents.

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2011 and March 31, 2011, the Partnership owns Local Limited Partnership interests in 15 and 18 Local Limited Partnerships, respectively.  As of December 31, 2011 and March 31, 2011, these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 635 and 717 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the nine months ended December 31, 2011 and 2010 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2011	2010

Revenue	$2,912,000	$3,176,000
Expenses:
Interest expense	451,000	476,000
Depreciation and amortization	768,000	817,000
Operating expenses	2,125,000	2,309,000

Total expenses	3,344,000	3,602,000

Net loss	$(432,000)	$(426,000)

Net loss allocable to the Partnership	$(427,000)	$(422,000)

Net loss recorded by the Partnership	$-	$-

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2011
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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a)
An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds.  In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index.  However, in no event will the maximum amount exceed 0.2% of the Invested Assets of the Partnership, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debt related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $28,950 and $32,175 were incurred during the nine months ended December 31, 2011 and 2010, respectively. The Partnership paid the General Partner and its affiliates $36,688 and $0 of those fees during the nine months ended December 31, 2011 and 2010, respectively.

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

(c)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $102,945 and $21,000 during the nine months ended December 31, 2011 and 2010, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	December 31, 2011	March 31, 2011

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$25,844	$2,120
Due to affiliate	-	165,000
Asset management fee payable	528,646	536,384
Total	$554,490	$703,504

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2011
(Unaudited)

NOTE 4 – CAPITAL CONTRIBUTION BY GENERAL PARTNER

During the nine months ended December 31, 2011, the Partnership was relieved of debt owed to the General Partner totaling $165,000.   The advances were deemed to be uncollectible by the General Partner, and as such, the debt was forgiven.  The cancellation of debt was recorded by the Partnership as a capital contribution from the General Partner.

NOTE 5 – SUBSEQUENT EVENTS

Subsequent to December 31, 2011, on January 1, 2012, Mountainview Apartments Limited Partnership (“Mountainview”) was sold to an affiliate of the Local Limited Partnership for $22,000. Mountainview  was appraised for $390,000 and had a mortgage note balance of $915,474 as of December 31, 2010. The Partnership incurred approximately $3,750 of expenses related to the disposition which will be netted against the proceeds from the sale in calculating the gain on the sale.  The Partnership’s investment balance was zero at the time of sale; therefore a gain of $18,250 will be recorded during the respective period.   No cash distribution will be made to the Limited Partners as a result of this sale. The Compliance Period had expired at the time of the sale so there is no risk of tax credit recapture.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2011 and 2010, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2011 consisted of $65,000 in cash and $37,000 in other assets.  Liabilities at December 31, 2011 consisted of $554,000 of accrued fees and expenses due to General Partner and affiliates.

Results of Operations

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010. The Partnership’s net income for the three months ended December 31, 2011 was $7,000, reflecting an increase of $12,000 from the ($5,000) net loss for the three months ended December 31, 2010. The change was primarily due to an increase of $44,000 in gain on sale of Local Limited Partnerships for the three months ended December 31, 2011.  The Partnership is in the disposition phase but the number of dispositions and gains recorded will vary from period to period depending on the economic conditions and the market for the properties in the specific locations.  During the three months ended December 31, 2011 the Partnership received ($5,000) less in reporting fees and $18,000 more of distribution income as compared to the three months ended December 31, 2010.  Reporting fees and distribution income fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. There was a ($48,000) increase in accounting fees for the three months ended December 31, 2011 due to the timing of work performed for the Partnership.

Nine Months Ended December 31, 2011 Compared to Nine Months Ended December 31, 2010. The Partnership’s net income for the nine months ended December 31, 2011 was $43,000, reflecting an increase of $36,000 from the $7,000 of net income for the nine months ended December 31, 2010. The change was primarily due to an increase of $94,000 in gain on sale of Local Limited Partnerships for the nine months ended December 31, 2011.  The Partnership is in the disposition phase but the number of dispositions and gains recorded will vary from period to period depending on the economic conditions and the market for the properties in the specific locations.  During the nine months ended December 31, 2011 the Partnership received ($5,000) less in reporting fees and $13,000 more of distribution income as compared to the nine months ended December 31, 2010.  Reporting fees fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. There was a ($61,000) increase in accounting fees for the nine months ended December 31, 2011 due to the timing of the work performed for the Partnership. Also, there was a ($5,000) increase in outsourcing due to the fact that the Partnership outsourced a portion of the data entry management to increase efficiency.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources

Nine Months Ended December 31, 2011 Compared to Nine Months Ended December 31, 2010.  The net increase in cash during the nine months ended December 31, 2011 was $23,000 compared to a $25,000 increase in cash for the nine months ended December 31, 2010. During the nine months ended December 31, 2011, the Partnership received $118,000 in net sales proceeds compared to $25,000 received during the nine months ended December 31, 2010.  The reporting fees decreased by ($5,000) during the nine months ended December 31, 2011 compared to the nine months ended December 31, 2010 and the distribution income increased by $13,000 as discussed above.  During the nine months ended December 31, 2011 the Partnership paid the General Partner or an affiliate $140,000 in accrued asset management fees and reimbursements of operating expenses that were paid on the Partnership’s behalf compared to $21,000 paid during the nine months ended December 31, 2010.  The amount paid varies depending on the cash that the Partnership collected throughout the period.

During the nine months ended December 31, 2011 accrued payables, which consist primarily of related party management fees and advances due to the General Partner, decreased by $149,000.  The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at December 31, 2011, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2013.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2011 and March 31, 2011, (ii) the Consolidated Statements of Operations for the three-month and nine-month periods ended December 31, 2011 and December 31, 2010, (iii) the Consolidated Statements of Cash Flows for the nine months ended December 31, 2011 and December 31, 2010 and (iv) the Notes to Consolidated Financial Statements.

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

SIGNATURES

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

Date: February 10, 2012

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: February 10, 2012