Form 10-K
period 2012-03-31
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 2012-06-14
CIK 913497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March, 31, 2012

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

Yes  [  ]  No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  [  ]  No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  [X]  No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  [  ]  Accelerated filer  [  ]  Non-accelerated filer  [X]  Smaller reporting company[  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [  ]  No  [X]

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

The Partnership originally invested in twenty-two Local Limited Partnerships, eight of which have been sold or otherwise disposed of as of March 31, 2012. Each of these Local Limited Partnerships owns a single Housing Complex. All of the Housing Complexes were eligible for the Low Income Housing Tax Credits. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

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

The following table reflects the Compliance Period of the fourteen Housing Complexes:

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2012.

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

On February 24, 2012, the Partnership filed preliminary consent solicitation materials with the Securities and Exchange Commission (“SEC”) regarding the adoption of a plan of liquidation. Definitive materials were filed with the SEC on March 12, 2012. Materials were disseminated to the Limited Partners on March 12, 2012. The Partnership sought approval to have a formal plan of liquidation of selling its limited partnership interests or selling the underlying Housing Complexes of each of the Local Limited Partnerships. On May 8, 2012, the Partnership received the majority vote in favor of the plan for dissolution. Therefore, the Partnership is engaging third party appraisers to appraise several or all of the Local Limited Partnerships in this Partnership. The appraisal is one of the preliminary steps that need to be completed in order to move forward with the approved liquidation plan. The expense incurred for the appraisals, or any other disposition related expenses the Partnership incurs, are being capitalized and will remain on the balance sheet until the respective Local Limited Partnership is sold. At the time of disposition the capitalized costs will be netted with any cash proceeds that are received in order to calculate the gain or loss on the disposition.

As of March 31, 2011, the Partnership sold its Local Limited Partnership Interest in E.W., Crossing II Limited Dividend Housing Association LP, Comanche Retirement Village LP and Candleridge Apartments of Waukee L.P. II.

The following table reflects the four Local Limited Partnership Interests that were sold during the twelve months ended March 31, 2012. No cash distributions will be made to the Limited Partners as a result of these sales. The Compliance Period for each of the sold Local Limited Partnerships has expired so there is no risk of recapture to the investors of the Partnership.

	Debt at 12/31/10	Appraisal value	Date of sale	Proceeds from sales	Sales related expenses	Gain on sale
Chadwick Limited Partners	$1,401,188	$850,000	10/26/2011	$78,261	$3,627	$74,634
Broken Bow Apartments I, L.P.	$67,322	$20,000	10/26/2011	$28,507	$5,682	22,825
Sidney Apartment I, L.P.	$251,667	$200,000	10/26/2011	$26,643	$5,683	20,960
Mountainview Apartments, L.P.	$915,474	$390,000	1/1/2012	$22,000	$3,358	18,642

Subsequent to March 31, 2012 the Partnership has identified four Local Limited Partnerships for disposition as listed in the table below. The Compliance Period for all of these Local Limited Partnerships have expired so there is no risk of recapture to the investors in the Partnership. All four dispositions are expected to close on June 15, 2012.

Local Limited Partnership	Debt at 12/31/11	Appraisal value	Value of Local Limited Partnership	Estimated sales price	Actual appraisal expense	Estimated legal expense	Estimated gain on sale

Autumn Trace Associates	$1,102,236	$1,300,000	197,764	30,000	3,000	385	26,615

Hickory Lane Associates	$567,734	$355,000	(212,734)	30,000	3,000	385	26,615

Honeysuckle Court Associates	$1,110,667	$670,000	(440,667)	30,000	3,000	385	26,615

Walnut Turn Associates, Ltd	$656,330	$480,000	(176,330)	30,000	3,000	385	26,615

The following table represents the use of the cash proceeds from the disposition of those four Local Limited Partnerships.

Local Limited Partnership	Cash Proceeds	Reimburse GP or affiliates for expenses	Payment of accrued asset management fees	Remaining cash to remain in reserves for future expenses

Autumn Trace Associates	30,000	-	13,500	16,500

Hickory Lane Associates	30,000	-	13,500	16,500

Honeysuckle Court Associates	30,000	-	13,500	16,500

Walnut Turn Associates, Ltd	30,000	-	13,500	16,500

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

Unless a bond is posted or a Treasury Direct Account is established, Low Income Housing Tax Credits may be recaptured if Housing Complexes are not owned and operated for 15 years. Housing Complexes must comply with Internal Revenue Code Section 42 for the 15-year Compliance Period. Low Income Housing Tax Credits will be recaptured with interest to the extent that a Housing Complex is not rented as low income housing or in some other way does not satisfy the requirements of Internal Revenue Code Section 42 during the Compliance Period. For example, unless a bond is posted or a Treasury Direct Account is established, recapture with interest would occur if:

●	a Local Limited Partnership disposed of its interest in a Housing Complex during the Compliance Period, or
●	the Partnership disposed of its interest in a Local Limited Partnership during the Compliance Period.

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

Limited Partners can only use Low Income Housing Tax Credits in limited amounts. The ability of an individual or other non-corporate Limited Partner to claim Low Income Housing Tax Credits on his individual tax return is limited. For example, an individual Limited Partner can use Low Income Housing Tax Credits to reduce his tax liability on:

●	an unlimited amount of passive income, which is income from entities such as the Partnership, and
●	$25,000 in income from other sources.

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

Housing Complexes subsidized by other government programs are subject to additional rules which may make it difficult to operate and sell Housing Complexes. Some or all of the Housing Complexes receive or may receive government financing or operating subsidies in addition to Low Income Housing Tax Credits. The following are risks associated with some such subsidy programs:

●	Obtaining tenants for the Housing Complexes. Government regulations limit the types of people who can rent subsidized housing. These regulations may make it more difficult to rent the residential units in the Housing Complexes.
●	Obtaining rent increases. In many cases rents can only be increased with the prior approval of the subsidizing agency.
●	Limitations on cash distributions. The amount of cash that may be distributed to owners of subsidized Housing Complexes is less than the amount that could be earned by the owners of non-subsidized Housing Complexes.
●	Limitations on sale or refinancing of the Housing Complexes. A Local Limited Partnership may be unable to sell its Housing Complex or to refinance its mortgage loan without the prior approval of the lender. The lender may withhold such approval in the discretion of the lender. Approval may be subject to conditions, including the condition that the purchaser continues to operate the property as affordable housing for terms which could be as long as 30 years or more. In addition, any prepayment of a mortgage may result in the assessment of a prepayment penalty.
●	Limitations on transfers of interests in Local Limited Partnerships. The Partnership may be unable to sell its interest in a Local Limited Partnership without the prior approval of the lender. The lender may withhold such approval in the discretion of the lender. Approval may be subject to conditions.
●	Limitations on removal and admission of Local General Partners. The Partnership may be unable to remove a Local General Partner from a Local Limited Partnership except for cause, such as the violation of the rules of the lender or state allocating authority. Regulations may prohibit the removal of a Local General Partner or permit removal only with the prior approval of the lender. Regulations may also require approval of the admission of a successor Local General Partner even upon the death or other disability of a Local General Partner.
●	Limitations on subsidy payments. Subsidy payments may be fixed in amount and subject to annual legislative appropriations. The rental revenues of a Housing Complex, when combined with the maximum committed subsidy, may be insufficient to meet obligations. Congress or the state legislature, as the case may be, may fail to appropriate or increase the necessary subsidy. In those events, the mortgage lender could foreclose on the Housing Complex unless a workout arrangement could be negotiated.
●	Possible changes in applicable regulations. Legislation may be enacted which adversely revises provisions of outstanding mortgage loans. Such legislation has been enacted in the past.
●	Limited Partners may not receive distributions if Housing Complexes are sold. There is no assurance that Limited Partners will receive any cash distributions from the sale or refinancing of a Housing Complex. The price at which a Housing Complex is sold may not be high enough to pay the mortgage and other expenses at the Local Limited Partnership and Partnerships levels which must be paid at such time. If that happens, a Limited Partner’s return would be derived only from the Low Income Housing Tax Credits and tax losses.

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

Fluctuating economic conditions can reduce the value of real estate. The Partnership’s principal business objective is providing its Limited Partners with Low Income Housing Tax Credits, not the generation of gains from the appreciation of real estate held by the Local Limited Partnerships. In its financial statements, the Partnership has carried its investments in Local Limited Partnerships at values equal to or less than the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership of its interests in the Local Limited Partnerships. As of all periods presented, the Partnership has reduced the carrying amount to zero with respect to all of its investments.

Any investment in real estate is subject to risks from fluctuating economic conditions. These conditions can adversely affect the ability to realize a profit or even to recover invested capital. Among these conditions are:

●	the general and local job market,
●	the availability and cost of mortgage financing,
●	monetary inflation,
●	tax, environmental, land use and zoning policies,
●	the supply of and demand for similar properties,
●	neighborhood conditions,
●	the availability and cost of utilities and water.

(c)	Tax risks other than those relating to tax credits

In addition to the risks pertaining specifically to Low Income Housing Tax Credits, there are other Federal income tax risks. Additional Federal income tax risks associated with the ownership of Partnership Units and the operations of the Partnership and the Local Limited Partnerships include, but are not limited to, the following:

No opinion of counsel as to certain matters. No legal opinion is obtained regarding matters:

●	the determination of which depends on future factual circumstances,
●	which are peculiar to individual Limited Partners, or
●	which are not customarily the subject of an opinion.

The more significant of these matters include:

●	allocating purchase price among components of a property, particularly as between buildings and fixtures, the cost of which is depreciable, and the underlying land, the cost of which is not depreciable,
●	characterizing expenses and payments made to or by the Partnership or a Local Limited Partnership,
●	identifying the portion of the costs of any Housing Complex which qualify for historic and other tax credits,
●	applying to any specific Limited Partner the limitation on the use of tax credits and tax losses. Limited Partners must determine for themselves the extent to which they can use tax credits and tax losses, and
●	the application of the alternative minimum tax to any specific Limited Partner, or the calculation of the alternative minimum tax by any Limited Partner. The alternative minimum tax could reduce the tax benefits from an investment in the Partnership.

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

At risk rules might limit deduction of the Partnership’s losses. If a significant portion of the financing used to purchase Housing Complexes does not consist of qualified nonrecourse financing, the “at risk” rules will limit a Limited Partner’s ability to claim Partnership losses to the amount the Limited Partner invests in the Partnership. The “at risk” rules of the Internal Revenue Code generally limit a Limited Partner’s ability to deduct Partnership losses to the sum of:

●	the amount of cash the Limited Partner invests in the Partnership, and
●	the Limited Partner’s share of Partnership qualified nonrecourse financing.

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

Tax liability on sale of a Housing Complex or Local Limited Partnership Interest may exceed the cash available from the sale. When a Local Limited Partnership sells a Housing Complex it will recognize gain. Such gain is equal to the difference between:

●	the sales proceeds plus the amount of indebtedness secured by the Housing Complex, and
●	the adjusted basis for the Housing Complex. The adjusted basis for a Housing Complex is its original cost, plus capital expenditures, minus depreciation.

Similarly, when the Partnership sells an interest in a Local Limited Partnership the Partnership will recognize gain. Such gain is equal to the difference between:

●	the sales proceeds plus the Partnership’s share of the amount of indebtedness secured by the Housing Complex, and
●	the adjusted basis for the interest. The adjusted basis for an interest in a Local Limited Partnership is the amount paid for the interest, plus income allocations and cash distributions, less loss allocations.

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

A successful IRS challenge to tax allocations of the Partnership or a Local Limited Partnership would reduce the tax benefits of an investment in the Partnership. Under the Internal Revenue Code, a partnership’s allocation of income, gains, deductions, losses and tax credits must have substantial economic effect. Substantial economic effect is a highly-technical concept. The fundamental principle is two-fold. If a partner will benefit economically from an item of partnership income or gain, that item must be allocated to him so that he bears the correlative tax burden. Conversely, if a partner will suffer economically from an item of partnership deduction or loss, that item must be allocated to him so that he bears the correlative tax benefit. If a partnership’s allocations do not have substantial economic effect, then the partnership’s tax items are allocated in accordance with each partner’s interest in the partnership. The IRS might challenge the allocations made by the Partnership:

●	between the Limited Partners and the General Partner,
●	among the Limited Partners, or
●	between the Partnership and a Local General Partner.

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

Tax liabilities could arise in later years of the Partnership. After a period of years following commencement of operations by a Local Limited Partnership, the Local Limited Partnership may generate profits rather than losses. A Limited Partner would have tax liability on his share of such profits unless he could offset the income with:

●	unused passive losses from the Partnership or other investments, or
●	current passive losses from other investments.

In such circumstances, the Limited Partner would not receive a cash distribution from the Partnership with which to pay any tax liability.

IRS challenge to tax treatment of expenditures could reduce losses. The IRS may contend that fees and payments of the Partnership or a Local Limited Partnership:

●	should be deductible over a longer period of time or in a later year,
●	are excessive and may not be capitalized or deducted in full,

●	should be capitalized and not deducted, or
●	may not be included as part of the basis for computing tax credits.

Any such contention by the IRS could adversely impact, among other things:

●	the eligible basis of a Housing Complex used to compute Low Income Housing Tax Credits,
●	the adjusted basis of a Housing Complex used to compute depreciation,
●	the correct deduction of fees,
●	the amortization of organization and offering expenses and start-up expenditures.

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

Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority. The Partnership Agreement grants to Limited Partners owning more than 50% of the Partnership Units the right to:

●	remove the General Partner and elect a replacement general partner,
●	amend the Partnership Agreement,
●	terminate the Partnership.

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner. The asset management fees payable increased (decreased) by $(5,000), $43,000 and $39,000 for the years ended March 31, 2012, 2011 and 2010 respectively. The Partnership’s future contractual cash obligations consist of its obligations to pay future annual asset management fees and the payables due to the Local Limited Partnerships. The future annual asset management fees will equal approximately $43,000 per year through the termination of the Partnership, which must occur no later than December 31, 2050. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2013.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the Housing Complexes as of the dates or for the periods indicated:

 WNC Housing Tax Credit Fund IV, L.P., Series 2

			As of March 31, 2012		As of December 31, 2011
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership

Apartment Housing of East Brewton, Ltd.	East Brewton, Alabama	Apartment Developers Inc. and Thomas H. Cooksey	$1,192,000	$1,192,000	40	$1,863,000	$1,057,000

Autumn Trace Associates, Ltd. (2)	Silsbee, Texas	Olsen Securities Corp.	412,000	412,000	58	714,000	$1,102,000

Garland Street Limited Partnership	Malvarn, Arkansas	Conrad L. Beggs, AudreyD. Beggs, Russell J. Altizer, and Marjorie L. Beggs	164,000	164,000	18	319,000	$647,000

Hereford Seniors Community	Hereford, Texas	Sullivan Builders, Inc.	167,000	167,000	28	330,000	$751,000

Hickory Lane Associates, Ltd. (2)	Newton, Texas	Olsen Securities Corp.	174,000	174,000	24	320,000	$568,000

Honeysuckle Court Associates, Ltd. (2)	Vidor, Texas	Olsen Securities Corp.	339,000	339,000	48	622,000	$1,111,000

Klimpel Manor, Ltd.	Fullerton, California	Klimpel Manor Apartments	1,774,000	1,774,000	59	3,360,000	$1,754,000

Lamesa Seniors Community, Ltd.	Lamesa, Texas	Winston Sullivan	143,000	143,000	24	284,000	$635,000

Laredo Heights Apartments Ltd.	Navasota, Texas	Donald W. Sowell	225,000	225,000	48	413,000	$890,000

WNC Housing Tax Credit Fund IV, L.P., Series 2

			As of March 31, 2012		As of December 31, 2011
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership

Mountainview Apartments Limited Partnership	North Wilkesboro, North Carolina	John C. Loving and Gordon D. Brown, Jr.	*	*	24	387,000	$915,000

Palestine Seniors Community, Ltd.	Palestine, Texas	Winston Sullivan	225,000	225,000	42	446,000	$1,080,000

Pecan Grove Limited Partnership	Forrest City, Arkansas	Conrad Beggs, Audrey Beggs and Russell Altizer	240,000	240,000	32	486,000	$1,033,000

Pioneer Street Associates	Bakersfield, California	Philip R. Hammond, Jr. and Walter A. Dwelle	2,222,000	2,222,000	130	4,116,000	$1,418,000

Southcove Associates	Orange Cove, California	Philip R. Hammond, Jr. and Diane M. Hammond	2,000,000	2,000,000	54	3,585,000	$1,421,000

Walnut Turn Associates, Ltd.(2)	Buna, Texas	Olsen Securities Corp.	188,000	188,000	24	344,000	$658,000

			$9,465,000	$9,465,000	653	$17,589,000	$15,040,000

* The Local Limited Partnership Interest was sold subsequent to December 31, 2011 but prior to March 31, 2012.

(1) Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10 year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. Substantially all of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the Partnership's Limited Partners.

(2) The Local Limited Partnership was identified for disposition subsequent to March 31, 2012.

WNC Housing Tax Credit Fund IV, L.P., Series 2

	For the year ended December 31, 2011
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

Apartment Housing of East Brewton, Ltd.	152,000	(82,000)	98.99%

Autumn Trace Associates, Ltd. (1)	333,000	33,000	99.00%

Garland Street Limited Partnership	113,000	(10,000)	99.00%

Hereford Seniors Community, Ltd.	142,000	(2,000)	99.00%

Hickory Lane Associates, Ltd. (1)	152,000	(7,000)	99.00%

Honeysuckle Court Associates, Ltd. (1)	303,000	(45,000)	99.00%

Klimpel Manor, Ltd.	475,000	12,000	96.00%

Lamesa Seniors Community, Ltd.	129,000	(1,000)	99.00%

Laredo Heights Apartments Ltd.	272,000	3,000	99.00%

Mountainview Apartments Limited Partnership	151,000	5,000	99.00%

Palestine Seniors Community, Ltd.	186,000	(30,000)	99.00%

Pecan Grove Limited Partnership	155,000	(54,000)	99.00%

Pioneer Street Associates	751,000	22,000	99.00%

Southcove Associates	323,000	(72,000)	99.00%

Walnut Turn Associates, Ltd. (1)	142,000	(27,000)	99.00%

	$3,779,000	$(255,000)

(1) The Local Limited Partnership was identified for disposition subsequent to March 31, 2012.

WNC Housing Tax Credit Fund IV, L.P., Series 2

March 31, 2012

			Occupancy Rates
Local Limited		General Partner	As of December 31,
Partnership Name	Location	Name	2011	2010	2009	2008	2007

Apartment Housing of East Brewton, Ltd.	East Brewton, Alabama	Apartment Developers Inc. and Thomas H. Cooksey	80%	93%	90%	95%	98%

Autumn Trace Associates, Ltd.	Silsbee, Texas	Olsen Securities Corp.	95%	95%	83%	97%	98%

Broken Bow Apartments I, Limited Partnership	Broken Bow, Nebraska	Retro Development, Inc.	N/A	94%	100%	94%	100%

Candleridge Apartments of Waukee L.P. II	Waukee, Iowa	Eric A. Sheldahl	N/A	N/A	100%	91%	96%

Chadwick Limited Partnership	Edan, North Carolina	Boyd Management, Inc. Gordon L. Blackwell and Regency Investment Associates	N/A	98%	98%	96%	100%

Comanche Retirement Village, Ltd.	Comanche, Texas	Max L. Rightmer	N/A	N/A	N/A	100%	100%

Crossings II Limited Dividend Housing Association Limited Partnership	Portage, Michigan	Raymond T. Cato, Jr.	N/A	N/A	N/A	N/A	82%

EW, a Wisconsin Limited Partnership	Evansville, Wisconsin	Philip Wallis, James Poehlman, Cynthia Solfest Wallis, and Anita Poehlman	N/A	N/A	N/A	N/A	N/A

Garland Street Limited Partnership	Malvarn, Arkansas	Conrad L. Beggs, Audrey D. Beggs, Russell J. Altizer, and Marjorie L. Beggs	100%	100%	94%	100%	100%

Hereford Seniors Community, Ltd.	Hereford, Texas	Winston Sullivan	100%	100%	96%	93%	100%

Hickory Lane Associates, Ltd.	Newton, Texas	Olsen Securities Corp.	92%	100%	92%	92%	96%

Honeysuckle Court Associates, Ltd.	Vidor, Texas	Olsen Securities Corp.	98%	96%	100%	96%	100%

WNC Housing Tax Credit Fund IV, L.P., Series 2

March 31, 2012

			Occupancy Rates
Local Limited		General Partner	As of December 31,
Partnership Name	Location	Name	2011	2010	2009	2008	2007

Klimpel Manor, Ltd.	Fullerton, California	Klimpel Manor Apartments	97%	100%	98%	100%	100%

Lamesa Seniors Community, Ltd.	Lamesa, Texas	Winston Sullivan	100%	96%	100%	96%	100%

Laredo Heights Apartments Ltd.	Navasota, Texas	Donald W. Sowell	94%	94%	92%	96%	100%

Mountainview Apartments Limited Partnership	North Wilkesboro, North Carolina	John C. Loving and Gordon D. Brown, Jr.	100%	100%	100%	96%	100%

Palestine Seniors Community, Ltd.	Palestine, Texas	Winston Sullivan	98%	93%	95%	100%	100%

Pecan Grove Limited Partnership	Forrest City, Arkansas	Conrad Beggs, Audrey Beggs and Russell Altizer	84%	91%	97%	91%	94%

Pioneer Street Associates	Bakersfield, California	Philip R. Hammond, Jr. and Walter A. Dwelle	88%	95%	80%	93%	99%

Sidney Apartments I, Limited Partnership	Sidney, Nebraska	Retro Development, Inc. And Most Worshipful Prince Hall Grand Lodge	N/A	89%	100%	72%	89%

Southcove Associates	Orange Cove, California	Philip R. Hammond, Jr. and Diane M. Hammond	94%	98%	98%	94%	89%

Walnut Turn Associates, Ltd.	Buna, Texas	Olsen Securities Corp.	92%	92%	96%	92%	88%

			93%	96%	93%	95%	96%

N/A – The Partnership sold its interest in the Local Limited Partnership prior to the respective year end.

Item 3. Legal Proceedings

NONE

Item 4. Mine Safety Disclosures

NOT APPLICABLE

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

a)	The Partnership Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Partnership Units and none exists. Partnership Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

b)	At March 31, 2012 there were 824 Limited Partners, respectively, and no assignees of Partnership Units who were not admitted as Limited Partners, respectively.

c)	The Partnership was not designed to provide operating cash distributions to Limited Partners. It is possible that the Partnership could make distributions from sale proceeds, if the Partnership is able to sell its Local Limited Partnership Interests or Housing Complexes for more than the related closing costs and any then accrued obligations of the Partnership. There can be no assurance in this regard. Any distributions would be made in accordance with the terms of the Partnership Agreement. For all periods presented there were no cash distributions to the Limited Partners.

d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

e)	The Partnership does not issue common stock.

f)	No unregistered securities were sold by the Partnership during the years ended March 31, 2012.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6. Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,
	2012	2011	2010	2009	2008

ASSETS
Cash	$44,664	$42,250	$19,728	$31,613	$27,037
Investments in Local Limited Partnerships, net	-	-	-	-	754,739
Other assets	34,109	34	-	-	-

Total Assets	$78,773	$42,284	$19,728	$31,613	$781,776

LIABILITIES
Accrued fees and expenses due to General Partner and affiliates	$532,918	$703,504	$685,092	$628,059	$729,566

PARTNERS' EQUITY (DEFICIT)	(454,145)	(661,220)	(665,364)	(596,446)	52,210

Total Liabilities and Partners’ Equity (Deficit)	$78,773	$42,284	$19,728	$31,613	$781,776

Selected results of operations, cash flows and other information for the Partnership are as follows:

	For the Years Ended March 31,
	2012	2011	2010	2009	2008

Loss from operations (Note 1)	$(94,999)	$(20,505)	$(68,929)	$(785,642)	$(250,744)
Equity in losses of Local Limited Partnerships	-	-	-	(29,895)	(69,082)
Gain on sale of Local Limited Partnerships	137,061	24,637	-	10,002	-
Interest income	13	12	11	5	35
Net income (loss)	$42,075	$4,144	$(68,918)	$(805,530)	$(319,791)

Net income (loss) allocated to:
General Partner	$421	$41	$(689)	$(8,055)	$(3,198)

Limited Partners	$41,654	$4,103	$(68,229)	$(797,475)	$(316,593)

Net income (loss) per Partnership Unit	$2.67	$0.26	$(4.37)	$(51.12)	$(20.29)

Outstanding weighted Partnership Units	15,600	15,600	15,600	15,600	15,600

Note 1 - Loss from operations for the years ended March 31, 2012, 2011, 2010, 2009 and 2008, include a charge for impairment losses on investments in Local Limited Partnerships of $0, $0, $0, $721,757 and $134,150, respectively (see Note 2 to the financial statements).

	For the Years Ended March 31,
	2012	2011	2010	2009	2008

Net cash provided by (used in):

Operating activities	$(152,997)	22,522	$(11,885)	$4,576	$6,952
Investing activities	155,411	-	-	-	-

Net change in cash	2,414	22,522	(11,885)	4,576	6,952

Cash, beginning of period	42,250	19,728	31,613	27,037	20,085

Cash, end of period	$44,664	42,250	$19,728	$31,613	$27,037

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

	2011	2010	2009	2008	2007

Federal	$-	$-	$2	$13	$26
State	-	-	-	-	-

Total	$-	$-	$2	$13	$26

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

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted U.S. generally accepted accounting principles (“GAAP”) for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance has no material impact on the Partnership’s financial statements.

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

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). The amended guidance modifies the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE. Additionally, the amendment requires enhanced and expanded disclosures around VIEs. This amendment is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

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

Financial Condition

For the year ended March 31, 2012

The Partnership’s assets at March 31, 2012 consisted of $45,000 in cash and $34,000 of other assets. Liabilities at March 31, 2012 consisted of $533,000 of accrued fees and expenses due to General Partner and affiliates (See “Future Contractual Cash Obligations” below).

Results of Operations

Year Ended March 31,2012 Compared to Year Ended March 31, 2011 The Partnership’s net income for the year ended March 31,2012 was $42,000, reflecting an increase of approximately $38,000 from the net income experienced for the year ended March 31, 2011 of $4,000. The increase in net income was mainly due to an increase of $112,000 in gain on sale of Local Limited Partnerships for the year ended March 31, 2012. The gains recorded by the Partnership can vary depending on the sales prices of the Housing Complexes or Local Limited Partnerships that are being sold. Legal and accounting expenses increased by $(64,000) due to the timing of the accounting work performed. Other expenses also increased by $11,000 for the year ended March 31, 2012 due to the outsourcing of data entry management to increase efficiency. Distribution income and reporting fees increased (decreased) by $6,000 and $(5,000), respectively for the year ended March 31, 2012. These fees vary as Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

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

Liquidity and Capital Resources

Year Ended March 31, 2012 Compared to Year Ended March 31, 2011 The net increase in cash during the year ended March 31, 2012 was $2,000 compared to a net increase in cash for the year ended March 31, 2011 of $23,000. During the year ended March 31, 2012, the Partnership received $155,000 in sales proceeds compared to $25,000 received during the year ended March 31, 2011. During the year ended March 31, 2012 the Partnership paid $(48,000) of accrued asset management fees to the general partner or affiliate compared to no such payments made during the year ended March 31, 2011. Additionally, during the year ended March 31, 2012, the Partnership reimbursed the General Partner or an affiliate $(140,000) for operating expenses that were paid on its behalf compared to $(36,000) reimbursed during the year ended March 31, 2011.

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

Accrued payables, which consist primarily of related party asset management fees due to the General Partner, increased (decreased) by approximately $(171,000), $18,000 and $57,000, for the years ended March 31, 2012, 2011 and 2010 respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2013.

Other Matters

Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2012:

	2013	2014	2015	2016	2017	Thereafter	Total

Asset management fees(1)	$575,819	$42,900	$42,900	$42,900	$42,900	$1,415,700	$2,163,119
Total contractual cash obligations	$575,819	$42,900	$42,900	$42,900	$42,900	$1,415,700	$2,163,119

(1)	Asset management fees are payable annually until termination of the Partnership, which is to occur no later than December 31, 2050. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes until December 31, 2050. Amounts due to the General Partner as of March 31, 2012 have been included in the 2013 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Partners
WNC Housing Tax Credit Fund IV, L.P., Series 2

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund IV, L.P., Series 2 (the Partnership) as of March 31, 2012 and 2011 and the related statements of operations, partners’ equity (deficit) and cash flows for each of the years in the three-year period ended March 31, 2012. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund IV, L.P., Series 2 as of March 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

Bethesda, Maryland

June 14, 2012

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

BALANCE SHEETS (Audited)

	March 31,
	2012	2011
ASSETS
Cash	$44,664	$42,250
Investments in Local Limited Partnerships, net (Notes 2 and 3)	0	0
Other assets	34,109	34

Total Assets	$78,773	$42,284

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$532,918	$703,504

Total Liabilities	532,918	703,504

Partners’ Equity (Deficit)
General Partner	161,802	(3,619)
Limited Partners (20,000 Partnership Units authorized; 15,600 Partnership Units issued and outstanding)	(615,947)	(657,601)

Total Partners’ Equity (Deficit)	(454,145)	(661,220)

Total Liabilities and Partners’ Equity (Deficit)	$78,773	$42,284

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

STATEMENTS OF OPERATIONS (Audited)

For the years Ended March 31, 2012, 2011 and 2010

	For the Years Ended March 31,
	2012	2011	2010

Distribution income	$31,688	$25,336	$13,698
Reporting fees	2,850	8,199	4,950
Total operating income	34,538	33,535	18,648

Operating expenses:
Asset management fees (Note 3)	42,900	42,900	42,900
Accounting and legal fees	70,021	5,745	17,708
Write-off of advances to Local Limited Partnerships	0	0	20,581
Other	16,616	5,395	6,388
Total operating expenses	129,537	54,040	87,577

Loss from operations	(94,999)	(20,505)	(68,929)

Gain on sale of Local Limited Partnerships	137,061	24,637	0

Interest income	13	12	11

Net income (loss)	$42,075	$4,144	$(68,918)

Net income (loss) allocated to:
General Partner	$421	$41	$(689)
Limited Partners	$41,654	$4,103	$(68,229)

Net income (loss) per Partnership Unit	$2.67	$0.26	$(4.37)

Outstanding weighted Partnership Units	15,600	15,600	15,600

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

STATEMENTS OF PARTNER’S EQUITY (DEFICIT) (Audited)

For the years Ended March 31, 2012, 2011 and 2010

	General Partner	Limited Partners	Total

Partners’ equity at March 31, 2009	$(2,971)	$(593,475)	$(596,446)

Net loss	(689)	(68,229)	(68,918)

Partners’ deficit at March 31, 2010	(3,660)	(661,704)	(665,364)

Net loss	41	4,103	4,144

Partners’ deficit at March 31, 2011	(3,619)	(657,601)	(661,220)

Contribution (Note 5)	165,000	0	165,000

Net income	421	41,654	42,075

Partners’ deficit at March 31, 2012	$161,802	$(615,947)	$(454,145)

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

STATEMENTS OF CASH FLOWS (Audited)

For the years Ended March 31, 2012, 2011 and 2010

	For The Years Ended March 31,
	2012	2011	2010

Cash flows from operating activities:
Net income (loss)	$42,075	$4,144	$(68,918)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Increase in other assets	(52,425)	(397)	0
Gain on sale of Local Limited Partnerships	(137,061)	(24,637)	0
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	(5,586)	18,412	57,033

Net cash used in operating activities	(152,997)	(2,478)	(11,885)

Cash flows from investing activities:
Proceeds from sale of Local Limited Partnerships	155,411	25,000	0
Advances to Local Limited Partnerships	0	0	(20,581)
Write off of advances to Local Limited Partnerships	0	0	20,581

Net cash provided by investing activities	155,411	25,000	0

Net increase (decrease) in cash	2,414	22,522	(11,855)

Cash, beginning of year	42,250	19,728	31,613

Cash, end of year	$44,664	$42,250	$19,728

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$800	$800	$800

NON-CASH FINANCING ACTIVITIES:
Advances made to the Partnership by the General Partner in prior years and converted to General Partner equity	$165,000	$0	$0

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership) (Auditor)

NOTES TO FINANCIAL STATEMENTS

For the years Ended March 31, 2012, 2011 and 2010

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

For the years Ended March 31, 2012, 2011 and 2010

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the years Ended March 31, 2012, 2011 and 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Partnership expects its future cash flows, together with its net available assets at March 31, 2012, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2013.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2012.

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

On February 24, 2012, the Partnership filed preliminary consent solicitation materials with the Securities and Exchange Commission (“SEC”) regarding the adoption of a plan of liquidation. Definitive materials were filed with the SEC on March 12, 2012. Materials were disseminated to the Limited Partners on March 12, 2012. The Partnership sought approval to have a formal plan of liquidation of selling its limited partnership interests or selling the underlying Housing Complexes of each of the Local Limited Partnerships. On May 8, 2012, the Partnership received the majority vote in favor of the plan for dissolution. Therefore, the Partnership is engaging third party appraisers to appraise several or all of the Local Limited Partnerships in this Partnership. The appraisal is one of the preliminary steps that need to be completed in order to move forward with the approved liquidation plan. The expense incurred for the appraisals, or any other disposition related expenses the Partnership incurs, are being capitalized and will remain on the balance sheet until the respective Local Limited Partnership is sold. At the time of disposition the capitalized costs will be netted with any cash proceeds that are received in order to calculate the gain or loss on the disposition.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the years Ended March 31, 2012, 2011 and 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of March 31, 2011, the Partnership sold its Local Limited Partnership Interest in E.W., Crossing II Limited Dividend Housing Association LP, Comanche Retirement Village LP and Candleridge Apartments of Waukee L.P. II.

The following table reflects the four Local Limited Partnership interests that were sold during the twelve months ended March 31, 2012: No cash distributions will be made to the Limited Partners as a result of these sales. The Compliance Period for each of the sold Local Limited Partnerships has expired so there is no risk of recapture to the investors of the Partnership.

	Debt at 12/31/10	Appraisal Value	Date of Sale	Proceeds from Sales	Sales Related Expenses	Gain (loss) on sale
Chadwick Limited Partners	$1,401,188	$850,000	10/26/2011	$78,261	$3,627	$74,634
Broken Bow Apartments I, L.P.	$67,322	$20,000	10/26/2011	$28,507	$5,682	22,825
Sidney Apartment I, L.P.	$251,667	$200,000	10/26/2011	$26,643	$5,683	20,960
Mountainview Apartments, L.P.	$915,474	$390,000	1/1/2012	$22,000	$3,358	18,642

Subsequent to March 31, 2012 the Partnership has identified four Local Limited Partnerships for disposition as listed in the table below. The Compliance Period for all of these Local Limited Partnerships have expired so there is no risk of recapture to the investors in the Partnership. all four dispositions are expected to close on June 15, 2012.

Local Limited Partnership	Debt at 12/31/11	Appraisal value	Value of Local Limited Partnership	Estimated sales price	Actual appraisal expense	Estimated legal expense	Estimated gain on sale

Autumn Trace Associates	$1,102,236	$1,300,000	197,764	30,000	3,000	385	26,615

Hickory Lane Associates	$567,734	$355,000	(212,734)	30,000	3,000	385	26,615

Honeysuckle Court Associates	$1110,667	$670,000	(440,667)	30,000	3,000	385	26,615

Walnut Turn Associates, Ltd	$656,330	$480,000	(176,330)	30,000	3,000	385	26,615

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the years Ended March 31, 2012, 2011 and 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The following table represents the use of the cash proceeds from the disposition of those four Local Limited Partnerships. The Compliance Period for all of these Local Limited Partnerships have expired so there is no risk of recapture to the investors in the Partnership. The sale for all four of the Local Limited Partnerships is expected to close on June 15, 2012.

Local Limited Partnership	Cash Proceeds	Reimburse GP or affiliates for expenses	Payment of accrued asset management fees	Remaining cash to remain in reserve for future expenses
Autumn Trace Associates	30,000	-	13,500	16,500
Hickory Lane Associates	30,000	-	13,500	16,500
Honeysuckle Court Associates	30,000	-	13,500	16,500
Walnut Turn Associates, Ltd	30,000	-	13,500	16,500

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the years Ended March 31, 2012, 2011 and 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of March 31, 2012, all investment accounts in Local Limited Partnerships had reached zero.

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the years Ended March 31, 2012, 2011 and 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

For the years Ended March 31, 2012, 2011 and 2010

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2012 and 2011 the Partnership owned Local Limited Partnership interests in 14, and 18, Local Limited Partnerships, respectively, each of which owns one Housing Complex, consisting of an aggregate of 653 and 717 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership’s investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2012 and 2011 are approximately $396,000 and $1,238,000, respectively less than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined condensed financial statements presented below. This difference is primarily due to acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account, impairment losses recorded in the Partnership’s investment account and capital contributions payable to the Local Limited Partnerships which were netted against partner capital in the Local Limited Partnership’s financial statements.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the years Ended March 31, 2012, 2011 and 2010

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

For all periods presented, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership’s estimate of its share of losses for the years ended March 31, 2012, 2011, and 2010 amounting to approximately $253,000, $563,000 and $649,000, respectively, have not been recognized. As of March 31, 2012, the aggregate share of net losses not recognized by the Partnership amounted to approximately $3,430,000.

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

COMBINED CONDENSED BALANCE SHEETS

	2011	2010
ASSETS
Buildings and improvements (net of accumulated depreciation as of December 31, 2011 and 2010 of $15,330,000 and $16,083,000, respectively)	$12,501,000	$16,244,000
Land	1,047,000	1,250,000
Due from affiliates	-	69,000
Other assets	2,095,000	2,189,000
Total assets	$15,643,000	$19,752,000

LIABILITIES
Mortgage payable	$15,040,000	$16,951,000
Due to affiliates	154,000	456,000
Other liabilities	1,081,000	1,268,000

Total liabilities	16,275,000	18,675,000

PARTNERS' EQUITY (DEFICIT)
WNC Housing Tax Credit Fund IV, L.P., Series 2	396,000	1,238,000
Other partners	(1,028,000)	(161,000)
Total partners’ equity	(632,000)	1,077,000
Total liabilities and partners’ equity	$15,643,000	$19,752,000

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the years Ended March 31, 2012, 2011 and 2010

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2011	2010	2009

Revenues	$3,914,000	$4,234,000	$4,097,000

Expenses:
Operating expenses	2,738,000	3,079,000	3,064,000
Interest expense	447,000	634,000	585,000
Depreciation and amortization	984,000	1,090,000	1,103,000

Total expenses	4,169,000	4,803,000	4,752,000

Net loss	$(255,000)	$(569,000)	$(655,000)

Net loss allocable to the Partnership	$(253,000)	$(563,000)	$(649,000)

Net loss recorded by the Partnership	$-	$-	$-

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

For the years Ended March 31, 2012, 2011 and 2010

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

Acquisition fees of 8% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of March 31, 2012, 2011 and 2010, the Partnership incurred cumulative acquisition fees of $1,058,950, which have been included in investments in Local Limited Partnerships. As of all periods presented, the fees had been fully amortized or impaired. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time.

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

An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the Invested Assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debt related to the Housing Complexes owned by such Local Limited Partnerships. Management fees of $42,900 was incurred during each of the years ended March 31, 2012, 2011 and 2010, of which $47,688, $0, and $3,500 was paid during the years ended March 31, 2012, 2011 and 2010, respectively.

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

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $139,861, $36,025 and $6,462 during the years ended March 31, 2012, 2011 and 2010, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,
	2012	2011

Asset management fee payable	$531,596	$536,384
Due to affiliate	-	165,000
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	1,322	2,120
Total	$532,918	$703,504

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2013.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the years Ended March 31, 2012, 2011 and 2010

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31
2012

Income	$3,000	$6,000	$20,000	$6,000

Operating expenses	26,000	21,000	57,000	25,000

Loss from operations	(23,000)	(15,000)	(37,000)	(19,000)

Gain on sale of Local Limited Partnerships	75,000	-	44,000	18,000

Net income (loss)	52,000	(15,000)	7,000	(1,000)

Net income (loss) available to Limited Partners	51,000	(15,000)	7,000	(1,000)

Net income (loss) per Partnership Unit	3	(1)	-	-

	June 30	September 30	December 31	March 31
2011

Income	$-	$14,000	$7,000	$12,000

Operating expenses	12,000	14,000	12,000	16,000

Loss from operations	(12,000)	-	(5,000)	(3,000)

Gain on sale of Local Limited Partnerships	-	25,000	-	-

Net income (loss)	(12,000)	25,000	(5,000)	(4,000)

Net income (loss) available to Limited Partners	(12,000)	25,000	(5,000)	(4,000)

Net income (loss) per Partnership Unit	(1)	2	-	-

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the years Ended March 31, 2012, 2011 and 2010

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

NOTE 5 – CAPITAL CONTRIBUTIONS

During the year ended March 31, 2012, the Partnership was relieved of debt owed to the General Partner totaling $165,000. The Partnership received $165,000 in cash advanced from the general partner, which was in turn advanced by the Partnership to a Local Limited Partnership to help aid with its operational issues. The advances were deemed to be uncollectible by the General Partner, and as such, the debt was forgiven. The cancellation of debt was recorded by the Partnership as a capital contribution from the General Partner.

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to March 31, 2012 the Partnership has identified four Local Limited Partnerships for disposition as listed in the table below. The Compliance Period for all of these Local Limited Partnerships have expired so there is no risk of recapture to the investors in the Partnership. All four dispositions are expected to close on June 15, 2012.

Local Limited Partnership	Debt at 12/31/11	Appraisal value	Value of Local Limited Partnership	Estimated sales price	Actual appraisal expense	Estimated legal expense	Estimated gain on sale

Autumn Trace Associates	$1,102,236	$1,300,000	197,764	30,000	3,000	385	26,615

Hickory Lane Associates	$567,734	$355,000	(212,734)	30,000	3,000	385	26,615

Honeysuckle Court Associates	$1,110,667	$670,000	(440,667)	30,000	3,000	385	26,615

Walnut Turn Associates, Ltd	$656,330	$480,000	(176,330)	30,000	3,000	385	26,615

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the years Ended March 31, 2012, 2011 and 2010

NOTE 6 – SUBSEQUENT EVENTS, continued

The following table represents the use of the cash proceeds from the disposition of those four Local Limited Partnerships.

Local Limited Partnership	Cash Proceeds	Reimburse GP or affiliates for expenses	Payment of accrued asset management fees	Remaining cash to remain in reserve for future expenses

Autumn Trace Associates	30,000	-	13,500	16,500

Hickory Lane Associates	30,000	-	13,500	16,500

Honeysuckle Court Associates	30,000	-	13,500	16,500

Walnut Turn Associates, Ltd	30,000	-	13,500	16,500

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

(b)	Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2012. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures,” the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2012.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

WNC & Associates, Inc. is a California corporation which was organized in 1971. Its officers and significant employees are included in the following list, which also includes certain officers of WNC Capital Corporation:

Wilfred N. Cooper, Sr.	Chairman
Wilfred N. Cooper, Jr.	President, Chief Executive Officer and Secretary
Michael J. Gaber	Chief Operating Officer and Executive Vice President
David N. Shafer, Esq.	Executive Vice President
Darrick Metz	Senior Vice President - Originations
Christine A. Cormier	Senior Vice President – Fund Management
Melanie R. Wenk	Vice President – Accounting and Finance - Chief Financial Officer
Paula Hall	Vice President – Asset Management
Gregory S. Hand	Vice President – Acquisitions
Kelly Henderson	Senior Vice President – Legal Affairs
Thomas F. Maxwell	Vice President – Originations
Kay L. Cooper	Director of WNC & Associates, Inc.
Jennifer E. Cooper	Director of WNC & Associates, Inc.

In addition to Wilfred N. Cooper, Sr., the directors of WNC & Associates, Inc. are Wilfred N. Cooper, Jr., Kay L. Cooper and Jennifer E. Cooper.

Wilfred N. Cooper, Sr., age 81, is the founder and Chairman of the Board of Directors of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by WNC & Associates, Inc. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry. Mr. Cooper is a Life Director of the National Association of Home Builders (“NAHB”), a National Trustee for NAHB’s Political Action Committee, and a past Chairman of NAHB’s Multifamily Council. He is a Life Trustee of the National Housing Conference, and a co-founder and Director Emeritus of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 49, is President, Chief Executive Officer, Secretary, a Director, and a member of the Acquisition Committee, of WNC & Associates, Inc. He is President and a Director of, and a registered principal with, WNC Capital Corporation. He has been involved in real estate investment and acquisition activities since 1988 when he joined WNC & Associates, Inc. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper serves on the Orange County Advisory Board of U.S. Bank, the Board of Trustees of NHC, the Editorial Advisory Board of Tax Credit Advisor, and the Tax Policy Council of the National Trust for Historic Preservation. He is a member of the Urban Land Institute and of Vistage International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

Michael J. Gaber, age 45, is an Executive Vice President, Chief Operating Officer, chair of the Acquisition Committee, and oversees the Property Acquisition and Investment Management groups, of WNC & Associates, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with WNC & Associates, Inc. since 1997. Prior to joining WNC & Associates, Inc., he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with a large financial institution. Mr. Gaber is a member of the Housing Credit Group of NAHB and of National Housing and Rehabilitation Association (“NH&RA”). Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in business administration – finance.

David N. Shafer, age 59, is an Executive Vice President, a member of the Acquisition Committee, and oversees the New Markets Tax Credit group, of WNC & Associates, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining WNC & Associates, Inc. in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, a Director of the Council for Affordable and Rural Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Laws degree in taxation.

Darrick Metz, age 41, is Senior Vice President – Originations of WNC & Associates, Inc. He has been involved in multifamily property underwriting, acquisition and investment activities since 1991. Prior to joining WNC in 1999, he was employed by a Minnesota development company specializing in tax credit and market rate multifamily projects. Mr. Metz also worked with the Minnesota Housing Finance Agency (“MHFA”), where he held the position of Senior Housing Development Officer. While at MHFA, he was responsible for the allocation of tax credits, HOME funds and state loan products. Mr. Metz is active in the Qualified Allocation Plan Tax Credit Advisory Committee for the Wisconsin Housing and Economic Development Authority, a member of MHFA’s Multifamily Technical Assistance and a board member of NH&RA. He graduated from St. Cloud State University in 1993 with a Bachelor of Science degree in finance/economics.

Christine A. Cormier, age 53, is Senior Vice President – Fund Management and, accordingly, oversees the fund management group, of WNC & Associates, Inc. Ms. Cormier has been active in the real estate industry since 1985. Prior to joining WNC in 2008, Ms. Cormier was with another major tax credit syndicator for over 12 years where she was the Managing Director of investor relations. Ms. Cormier graduated from Bentley University in 1982 with a Bachelor of Science degree (summa cum laude) in accounting and computer science.

Melanie R. Wenk, age 43, is Vice President – Chief Financial Officer of WNC & Associates, Inc. She oversees WNC’s corporate and partnership accounting group, which is responsible for SEC reporting and New Markets Tax Credit compliance. Prior to joining WNC in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona in 1999 with a Bachelor of Science degree in accounting.

Kelly Henderson, age 40, is Senior Vice President – Legal Affairs of WNC & Associates, Inc. She is responsible for structuring local limited partnership letters of understanding and local limited partnership agreements, coordinating closings with outside counsel and reviewing local limited partnership loan documents. Prior to joining WNC in 2006, she was Vice President – Acquisitions and Senior Counsel with a national tax credit syndicator. Ms. Henderson has been underwriting tax credit properties since 1999. She graduated from the State University of New York at Geneseo in 1993 with a Bachelor of Arts degree in political science and from the New England School of Law in 1996 with a Juris Doctor degree. She is licensed to practice law in the States of New York and Massachusetts.

Anand Kannan, age 32, is Senior Vice President – Development of WNC & Associates, Inc. and leads the preservation and development teams for Community Preservation Partners, LLC. Prior to joining WNC in 2011, Mr. Kannan served as Associate Director at Vitus Group (previously Pacific Housing Advisors, Inc.), where he developed or consulted on affordable housing projects across the country. His expertise is in the acquisition and rehabilitation of existing low-income housing projects that are or will be financed by tax-exempt bonds, tax credits, and other government subsidies. Prior to his tenure at Vitus Group, Mr. Kannan was associated with Novogradac & Company LLP. Mr. Kannan graduated from the University of California at Berkeley in 2002 with a Bachelor of Arts degree in Economics with an emphasis in Accounting.

Paula Hall, age 45, is Vice President – Asset Management, a member of the Acquisition Committee, and oversees the asset management group, of WNC & Associates, Inc. She joined WNC in 1997 and has more than 21 years of property management experience. Ms. Hall is a Certified Occupancy Specialist (CPO), Housing Credit Certified Professional (HCCP), and Certified Property Manager (CPM) candidate. Prior to joining WNC, she was a property manager for NHP Property Management (AIMCO) where she oversaw operations, training and development.

Gregory S. Hand, age 48, is Vice President – Acquisitions, and oversees the property underwriting activities, of the Irvine office of WNC & Associates, Inc. Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to joining WNC in 1998, he was a portfolio asset manager with a national tax credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Thomas F. Maxwell, age 60, is Vice President – Originations of the Northeast Region. He has 17 years of experience in the tax credit industry, and more than 30 years of real estate experience, including originating, structuring and closing all types of affordable housing developments. Prior to joining WNC in 2009, he served as a team leader for a national tax credit syndicator for nine years. Mr. Maxwell graduated from Case Western Reserve University in 1974 with a Bachelor of Arts degree in English and from Boston University in 1980 with a Master of Business Administration degree.

Kay L. Cooper, age 75, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. Kay Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Jennifer E. Cooper, age 49, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. She is the wife of Wilfred Cooper, Jr. and attended the University of Texas from 1981 to 1986.

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

For services rendered by the General Partner or an affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any such affiliate may receive an annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the Invested Assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loan on and other debt related to the Housing Complexes owned by such Local Limited Partnerships. The asset management fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Asset management fees of $42,900 were incurred during each of the years ended March 31, 2012, 2011 and 2010, of which $47,688, $0 and $3,500, was paid during the years ended March 31, 2012, 2011 and 2010, respectively.

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

Reimbursement to the General Partner or any of its affiliates of Operating Cash Expenses is subject to specific restrictions in Section 5.3.3 of the Partnership’s Agreement of Limited Partnership (the “Agreement,” incorporated as Exhibit 3.1 to this report). The Agreement defines “Operating Cash Expenses” as

“ .. . . the amount of cash disbursed by the Partnership . . . in the ordinary course of business for the payment of its operating expenses, such as expenses for management, utilities, repair and maintenance, insurance, investor communications, legal, accounting, statistical and bookkeeping services, use of computing or accounting equipment, travel and telephone expenses, salaries and direct expenses of Partnership employees while engaged in Partnership business, and any other operational and administrative expenses necessary for the prudent operation of the Partnership. Without limiting the generality of the foregoing, Operating Cash Expenses shall include fees paid by the Partnership to any General Partner or any Affiliate of a General Partner permitted by this Agreement and the actual cost of goods, materials and administrative services used for or by the Partnership, whether incurred by a General Partner, an Affiliate of a General Partner or a non-Affiliated Person in performing the foregoing functions. As used in the preceding sentence, actual cost of goods and materials means the actual cost of goods and materials used for or by the Partnership and obtained from entities not Affiliated with a General Partner, and actual cost of administrative services means the pro rata cost of personnel (as if such persons were employees of the Partnership) associated therewith, but in no event to exceed the Competitive amount.”

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

The unpaid operating expenses paid by General Partner or its affiliates on behalf of the Partnership were $1,322, $2,120 and $26,608 as of March 31, 2012, 2011 and 2010, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of $139,861, $36,025 and $6,462 during the years ended March 31, 2012, 2011 and 2010, respectively.

(c)	Interest in Partnership

The General Partner receives 1% of the Partnership’s allocated Low Income Housing Tax Credits, which approximated $0, $0 and $347 for the years ended December 31, 2011, 2010 and 2009, respectively. The General Partner is also entitled to receive 0.1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2012, 2011 and 2010. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 1% and the Limited Partners 99% of any remaining proceeds. There were no such distributions of cash to the General Partner during the years ended March 31, 2012, 2011 and 2010.

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

(b)	Security Ownership of Certain Beneficial Owners

The following is the only limited partner known to the General Partner to own beneficially in excess of 5% of the outstanding Partnership Units as of March 31, 2012:

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

(a)	The General Partner manages all of the Partnership’s affairs. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner’s interests in the Partnership, as discussed in Item 11 and in the notes to the Partnership’s financial statements.

(b)	The Partnership has no directors.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2012	2011
Audit Fees	$46,113	$-
Audit-related Fees	-	-
Tax Fees	3,035	3,035
All Other Fees	-	-
TOTAL	$49,148	$3,035

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are preapproved by the General Partner.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	List of financial statements included in Part II hereof

Balance Sheets, March 31, 2012 and 2011

Statements of Operations for the years ended March 31, 2012, 2011 and 2010

Statements of Partners’ Equity (Deficit) for the years ended March 31, 2012, 2011 and 2010

Statements of Cash Flows for the years ended March 31, 2012, 2011 and 2010

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

101.	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2012 and 2011, (ii) the Statements of Operations for the years ended March 31, 2012, 2011 and 2010, (iii) the Statements of Cash Flows for the years ended March 31, 2012, 2011 and 2010 and (iv) the Notes to Financial Statements

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

WNC Housing Tax Credit Fund IV, L.P., Series 2

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2012

		As of March 31, 2012		As of December 31, 2011
Local Limited Partnership Name	Location	Partnership’s Total Original Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Loans of Local Limited Partnerships	Land	Property and Equipment	Accumulated Depreciation	Net Book Value

Apartment Housing of East Brewton, Ltd.	East Brewton, Alabama	$1,192,000	$1,192,000	$1,057,000	$69,000	$2,285,000	$948,000	$1,406,000

Autumn Trace Associates, Ltd. (1)	Silsbee, Texas	412,000	412,000	1,102,000	30,000	2,029,000	1,355,000	704,000

Garland Street Limited Partnership	Malvarn, Arkansas	164,000	164,000	647,000	29,000	984,000	639,000	374,000

Hereford Seniors Community, Ltd.	Hereford, Texas	167,000	167,000	751,000	57,000	1,014,000	456,000	615,000

Hickory Lane Associates, Ltd (1)	Newton, Texas	174,000	174,000	568,000	61,000	888,000	516,000	433,000

Honeysuckle Court Associates, Ltd. (1)	Vidor, Texas	339,000	339,000	1,111,000	49,000	1,784,000	1,036,000	797,000

Klimpel Manor, Ltd	Fullerton, California	1,774,000	1,774,000	1,754,000	-	3,589,000	1,642,000	1,947,000

Lamesa Seniors Community, Ltd.	Lamesa, Texas	143,000	143,000	635,000	36,000	827,000	508,000	355,000

Laredo Heights Apartments Ltd.	Navasota, Texas	225,000	225,000	890,000	17,000	1,560,000	700,000	877,000

WNC Housing Tax Credit Fund IV, L.P., Series 2

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2012

		As of March 31, 2012		As of December 31, 2011
Local Limited Partnership Name	Location	Partnership’s Total Original Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Loans of Local Limited Partnerships	Land	Property and Equipment	Accumulated Depreciation	Net Book Value

Mountainview Apartments Limited Partnership	North Wilkesboro, North Carolina	*	*	915,000	86,000	1,192,000	465,000	813,000

Palestine Seniors Community, Ltd.	Palestine, Texas	225,000	225,000	1,080,000	45,000	1,480,000	707,000	818,000

Pecan Grove Limited Partnership	Forrest City, Arkansas	240,000	240,000	1,033,000	35,000	1,586,000	1,054,000	567,000

Pioneer Street Associates	Bakersfield, California	2,222,000	2,222,000	1,418,000	300,000	4,217,000	2,586,000	1,931,000

Southcove Associates	Orange Cove, California	2,000,000	2,000,000	1,421,000	175,000	3,414,000	2,147,000	1,442,000

Walnut Turn Associates, Ltd. (1)	Buna, Texas	188,000	188,000	658,000	58,000	982,000	571,000	469,000

		$9,465,000	$9,465,000	$15,040,000	$1,047,000	$27,831,000	$15,330,000	$13,548,000

*The Local Limited Partnership Interest was sold subsequent to December 31, 2011 but prior to March 31, 2012

(1) The Local Limited Partnership was identified for disposition subsequent to March 31, 2012.

WNC Housing Tax Credit Fund IV, L.P., Series 2

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2012

	For the Year Ended December 31, 2011
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Estimated Useful Life (Years)

Apartment Housing of East Brewton, Ltd.	$152,000	$(82,000)	1998	40

Autumn Trace Associates, Ltd. (1)	333,000	33,000	1994	27.5

Garland Street Limited Partnership	113,000	(10,000)	1994	27.5

Hereford Seniors Community, Ltd.	142,000	(2,000)	1995	40

Hickory Lane Associates, Ltd. (1)	152,000	(7,000)	1995	27.5

Honeysuckle Court Associates, Ltd. (1)	303,000	(45,000)	1995	27.5

Klimpel Manor, Ltd.	475,000	12,000	1994	40

Lamesa Seniors Community, Ltd.	129,000	(800)	1994	40

Laredo Heights Apartments Ltd.	272,000	3,000	1996	45

Mountainview Apartments Limited Partnership	151,000	5,000	1994	40

Palestine Seniors Community, Ltd.	186,000	(30,000)	1994	40

Pecan Grove Limited Partnership	155,000	(54,000)	1994	27.5

Pioneer Street Associates	751,000	22,000	1995	27.5

Southcove Associates	333,000	(73,000)	1994	27.5

Walnut Turn Associates, Ltd. (1)	142,000	(27,000)	1995	27.5

	$3,789,000	$(255,000)

(1)	The Local Limited Partnership was identified for disposition subsequent to March 31, 2012

WNC Housing Tax Credit Fund IV, L.P., Series 2

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2011

		As of March 31, 2011		As of December 31, 2010
Local Limited Partnership Name	Location	Partnership’s Total Original Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Loans of Local Limited Partnerships	Land	Property and Equipment	Accumulated Depreciation	Net Book Value

Apartment Housing of East Brewton, Ltd.	East Brewton, Alabama	$1,192,000	$1,192,000	1,069,000	$69,000	$2,285,000	$884,000	$1,470,000

Autumn Trace Associates, Ltd.	Silsbee, Texas	412,000	412,000	1,121,000	30,000	2,029,000	1,282,000	777,000

Broken Bow Apartments I, Limited Partnership (1)	Broken Bow, Nebraska	608,000	608,000	69,000	45,000	1,340,000	520,000	865,000

Chadwick Limited Partnership (1)	Edan, North Carolina	378,000	378,000	1,401,000	48,000	2,058,000	724,000	1,382,000

Garland Street Limited Partnership	Malvarn, Arkansas	164,000	164,000	652,000	29,000	953,000	599,000	383,000

Hereford Seniors Community, Ltd.	Hereford, Texas	167,000	167,000	757,000	57,000	1,011,000	413,000	655,000

Hickory Lane Associates, Ltd	Newton, Texas	174,000	174,000	571,000	61,000	888,000	483,000	466,000

Honeysuckle Court Associates, Ltd.	Vidor, Texas	339,000	339,000	1,117,000	49,000	1,784,000	971,000	862,000

Klimpel Manor, Ltd	Fullerton, California	1,774,000	1,774,000	1,790,000	77,000	3,511,000	1,557,000	2,031,000

WNC Housing Tax Credit Fund IV, L.P., Series 2

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2011

		As of March 31, 2011		As of December 31, 2010
Local Limited Partnership Name	Location	Partnership’s Total Original Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Loans of Local Limited Partnerships	Land	Property and Equipment	Accumulated Depreciation	Net Book Value

Lamesa Seniors Community, Ltd.	Lamesa, Texas	143,000	143,000	639,000	36,000	819,000	474,000	381,000

Laredo Heights Apartments Ltd.	Navasota, Texas	225,000	225,000	903,000	17,000	1,548,000	650,000	915,000

Mountainview Apartments Limited Partnership	North Wilkesboro, North Carolina	195,000	195,000	925,000	86,000	1,192,000	441,000	837,000

Palestine Seniors Community, Ltd.	Palestine, Texas	225,000	225,000	1,062,000	45,000	1,459,000	639,000	865,000

Pecan Grove Limited Partnership	Forrest City, Arkansas	240,000	240,000	1,043,000	35,000	1,553,000	984,000	604,000

Pioneer Street Associates	Bakersfield, California	2,222,000	2,222,000	1,477,000	300,000	4,115,000	2,361,000	2,054,000

Sidney Apartments I, Limited Partnership (1)	Sidney, Nebraska	530,000	530,000	256,000	33,000	1,386,000	538,000	881,000

Southcove Associates	Orange Cove, California	2,000,000	2,000,000	1,437,000	175,000	3,414,000	2,028,000	1,561,000

Walnut Turn Associates, Ltd.	Buna, Texas	188,000	188,000	662,000	58,000	982,000	535,000	505,000

		$11,176,000	$11,176,000	$16,951,000	$1,250,000	$32,327,000	$16,083,000	$17,494,000

(1) The Local Limited Partnership was identified for disposition and the Local Limited Partnership Interest was sold subsequent to March 31, 2011.

WNC Housing Tax Credit Fund IV, L.P., Series 2

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2011

	For the Year Ended December 31, 2010
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Estimated Useful Life (Years)

Apartment Housing of East Brewton, Ltd.	$152,000	$(74,000)	1998	40

Autumn Trace Associates, Ltd.	299,000	(70,000)	1994	27.5

Broken Bow Apartments I, Limited Partnership (1)	62,000	(38,000)	1996	40

Chadwick Limited Partnership (1)	260,000	30,000	1994	50

Garland Street Limited Partnership	106,000	(28,000)	1994	27.5

Hereford Seniors Community, Ltd.	133,000	(17,000)	1995	40

Hickory Lane Associates, Ltd.	134,000	(41,000)	1995	27.5

Honeysuckle Court Associates, Ltd.	290,000	(54,000)	1995	27.5

Klimpel Manor, Ltd.	474,000	(7,000)	1994	40

Lamesa Seniors Community, Ltd.	122,000	(16,000)	1994	40

Laredo Heights Apartments Ltd.	252,000	(27,000)	1996	45

Mountainview Apartments Limited Partnership	146,000	(14,000)	1994	40

Palestine Seniors Community, Ltd.	170,000	(47,000)	1994	40

Pecan Grove Limited Partnership	163,000	(46,000)	1994	27.5

Pioneer Street Associates	707,000	9,000	1995	27.5

Sidney Apartments I, Limited Partnership (1)	89,000	(31,000)	1996	40

Southcove Associates	332,000	(70,000)	1994	27.5

Walnut Turn Associates, Ltd.	140,000	(28,000)	1995	27.5

	$4,031,000	$(569,000)

(1)	The Partnership sold its Local Limited Partnership Interest subsequent to March 31, 2011.

WNC Housing Tax Credit Fund IV, L.P., Series 2

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2010

		As of March 31, 2010		As of December 31, 2009
Local Limited Partnership Name	Location	Partnership’s Total Original Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Loans of Local Limited Partnerships	Land	Property and Equipment	Accumulated Depreciation	Net Book Value

Apartment Housing of East Brewton, Ltd.	East Brewton, Alabama	$1,192,000	$1,192,000	$1,081,000	$69,000	$2,285,000	$820,000	$1,534,000

Autumn Trace Associates, Ltd.	Silsbee, Texas	412,000	412,000	1,139,000	30,000	2,029,000	1,208,000	851,000

Broken Bow Apartments I, Limited Partnership (1)	Broken Bow, Nebraska	608,000	608,000	70,000	45,000	1,340,000	482,000	903,000

Candleridge Apartments of Waukee L.P. II (1)	Waukee, Iowa	125,000	125,000	645,000	90,000	954,000	517,000	527,000

Chadwick Limited Partnership (1)	Edan, North Carolina	378,000	378,000	1,454,000	48,000	2,058,000	683,000	1,423,000

Garland Street Limited Partnership	Malvarn, Arkansas	164,000	164,000	658,000	29,000	942,000	562,000	409,000

Hereford Seniors Community, Ltd.	Hereford, Texas	167,000	167,000	763,000	57,000	990,000	372,000	675,000

Hickory Lane Associates, Ltd	Newton, Texas	174,000	174,000	574,000	61,000	888,000	451,000	498,000

Honeysuckle Court Associates, Ltd.	Vidor, Texas	339,000	339,000	1,124,000	49,000	1,784,000	907,000	926,000

Klimpel Manor, Ltd	Fullerton,	1,774,000	1,774,000	1,823,000	77,000	3,511,000	1,471,000	2,117,000

WNC Housing Tax Credit Fund IV, L.P., Series 2

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2010

		As of March 31, 2010		As of December 31, 2009
Local Limited Partnership Name	Location	Partnership’s Total Original Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Loans of Local Limited Partnerships	Land	Property and Equipment	Accumulated Depreciation	Net Book Value

Lamesa Seniors Community, Ltd.	Lamesa, Texas	143,000	143,000	644,000	36,000	813,000	440,000	409,000

Laredo Heights Apartments Ltd.	Navasota, Texas	225,000	225,000	914,000	17,000	1,523,000	600,000	940,000

Mountainview Apartments Limited Partnership	North Wilkesboro, North Carolina	195,000	195,000	932,000	86,000	1,192,000	418,000	860,000

Palestine Seniors Community, Ltd.	Palestine, Texas	225,000	225,000	1,070,000	45,000	1,425,000	575,000	895,000

Pecan Grove Limited Partnership	Forrest City, Arkansas	240,000	240,000	1,051,000	35,000	1,515,000	917,000	633,000

Pioneer Street Associates	Bakersfield, California	2,222,000	2,222,000	1,532,000	300,000	4,073,000	2,195,000	2,178,000

Sidney Apartments I, Limited Partnership (1)	Sidney, Nebraska	530,000	530,000	262,000	33,000	1,386,000	502,000	917,000

Southcove Associates	Orange Cove, California	2,000,000	2,000,000	1,449,000	175,000	3,408,000	1,906,000	1,677,000

Walnut Turn Associates, Ltd.	Buna, Texas	188,000	188,000	665,000	58,000	982,000	498,000	542,000

		$11,301,000	$11,301,000	$17,850,000	$1,340,000	$33,098,000	$15,524,000	$18,914,000

(1)	The Partnership sold its Local Limited Partnership Interest subsequent to March 31, 2010.

WNC Housing Tax Credit Fund IV, L.P., Series 2

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2010

	For the Year Ended December 31, 2009
Local Limited Partnership Name	Rental Income	Net Loss	Year Investment Acquired	Estimated Useful Life (Years)

Apartment Housing of East Brewton, Ltd.	$148,000	$(42,000)	1998	40

Autumn Trace Associates, Ltd.	303,000	(33,000)	1994	27.5

Broken Bow Apartments I, Limited Partnership (1)	59,000	(36,000)	1996	40

Candleridge Apartments of Waukee L.P. II (1)	126,000	(29,000)	1995	27.5

Chadwick Limited Partnership (1)	250,000	(10,000)	1994	50

Garland Street Limited Partnership	105,000	(23,000)	1994	27.5

Hereford Seniors Community, Ltd.	120,000	(14,000)	1995	40

Hickory Lane Associates, Ltd.	131,000	(35,000)	1995	27.5

Honeysuckle Court Associates, Ltd.	281,000	(57,000)	1995	27.5

Klimpel Manor, Ltd.	464,000	(4,000)	1994	40

Lamesa Seniors Community, Ltd.	111,000	(12,000)	1994	40

Laredo Heights Apartments Ltd.	252,000	(21,000)	1996	45

Mountainview Apartments Limited Partnership	139,000	(2,000)	1994	40

Palestine Seniors Community, Ltd.	155,000	(32,000)	1994	40

Pecan Grove Limited Partnership	169,000	(39,000)	1994	27.5

Pioneer Street Associates	642,000	(54,000)	1995	27.5

Sidney Apartments I, Limited Partnership (1)	80,000	(54,000)	1996	40

Southcove Associates	323,000	(93,000)	1994	27.5

Walnut Turn Associates, Ltd.	118,000	(65,000)	1995	27.5

	$3,976,000	$(655,000)

(1)	The Partnership sold its Local Limited Partnership Interest subsequent to March 31, 2010.

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

Date: June 14, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date: June 14, 2012

By:	/s/ Melanie R. Wenk
Melanie R. Wenk,
Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date: June 14, 2012

By:	/s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date: June 14, 2012

By:	/s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date: June 14, 2012