Form 10-Q
period 2012-06-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 2012-08-14
CIK 913497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [X] Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended June 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets
As of June 30, 2012 and March 31, 2012	F-1

Condensed Statements of Operations
For the Three Months Ended June 30, 2012 and 2011	F-2

Condensed Statement of Partners’ Equity (Deficit)
For the Three Months Ended June 30, 2012	F-3

Condensed Statements of Cash Flows
For the Three Months Ended June 30, 2012 and 2011	F-4

Notes to Condensed Financial Statements	F-5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3. Quantitative and Qualitative Disclosures about Market Risks	5

Item 4. Controls and Procedures	5

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	6

Item 1A. Risk Factors	6

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	6

Item 3. Defaults Upon Senior Securities	6

Item 4. Mine Safety Disclosures	6

Item 5. Other Information	6

Item 6. Exhibits	6

Signatures	7

2

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2012	March 31, 2012

ASSETS

Cash	$47,182	$44,664
Investments in Local Limited Partnerships, net (Note 2)	-	-
Due from affiliate	17,000	-
Other assets	23,472	34,109

Total Assets	$87,654	$78,773

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)
Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$357,364	$532,918

Total Liabilities	357,364	532,918

Partners’ equity (deficit):
General Partner	163,646	161,802
Limited Partners (20,000 Partnership Units authorized; 15,600 Partnership Units issued and outstanding)	(433,356)	(615,947)

Total partners’ equity (deficit)	(269,710)	(454,145)

Total liabilities and partners’ equity (deficit)	$87,654	$78,773

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2012 and 2011

(Unaudited)

	2012	2011
	Three Months	Three Months

Reporting fees	$2,517	$2,850

Total operating income	2,517	2,850

Operating expenses:
Asset management fees (Note 3)	10,725	10,725
Legal and accounting fees	81,748	13,184
Other	2,915	1,814

Total operating expenses	95,388	25,723

Loss from operations	(92,871)	(22,873)

Gain on sale of Local Limited Partnerships	277,304	74,633

Interest income	2	2

Net income	$184,435	$51,762

Net income allocated to:
General Partner	$1,844	$518

Limited Partners	$182,591	$51,244

Net income per Partnership Unit	$12	$3

Outstanding weighted Partnership Units	15,600	15,600

See accompanying notes to condensed financial statements

F-2

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Three Months Ended June 30, 2012

(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2012	$161,802	$(615,947)	$(454,145)

Net income	1,844	182,591	184,435

Partners’ equity (deficit) at June 30, 2012	$163,646	$(433,356)	$(269,710)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2012 and 2011

(Unaudited)

	2012	2011
Cash flows from operating activities:
Net income	$184,435	$51,762
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	97,560	(26,525)
Increase in accrued expenses	-	223
Increase in other assets	(2,173)	(7,444)
Increase in due from affiliate	-	(35,013)
Gain on sale of Local Limited Partnerships	(277,304)	(74,633)

Net cash provided by (used in) operating activities	2,518	(91,630)

Cash flows from investing activities:
Proceeds from sale of Local Limited Partnerships	-	78,261

Net cash provided by investing activities	-	78,261

Net increase (decrease) in cash	2,518	(13,369)

Cash, beginning of period	44,664	42,250

Cash, end of period	$47,182	$28,881

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
During the three months ended June 30, 2012, Five Local Limited Partnerships were sold for $290,114 with proceeds paid directly to Associates, which resulted in a decrease in accrued fees and expenses due to General Partner and affiliates of $273,114 and an increase in due from affiliate of $17,000.

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2012.

Organization

WNC Housing Tax Credit Fund IV, L.P., Series 2 (the “Partnership”) is a California Limited Partnership formed under the laws of the State of California on September 27, 1993. The Partnership was formed to acquire limited partnership interests in other limited partnerships (“Local Limited Partnerships”) which own multi-family housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”). The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

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

For the Quarterly Period Ended June 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The proceeds from the disposition of any of the Local Limited Partnership Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the Partnership. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its HousingComplex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner would then be entitled to receive proceeds equal to its capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

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

For the Quarterly Period Ended June 30, 2012

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2013.

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

Upon the sale of a Local Limited Partnership interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. Seven of the Housing Complexes have completed their 15-year Compliance Period.

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

For the Quarterly Period Ended June 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2012.

Upon management of the Partnership identifying a Local Limited Partnership for disposition, costs incurred by the Partnership in preparation for the disposition are deferred. Upon the sale of the Local Limited Partnership interest, the Partnership nets the costs that had been deferred against the proceeds from the sale in determining the gain or loss on sale of the Local Limited Partnership. Deferred disposition costs are included in other assets on the condensed balance sheets.

On February 24, 2012, the Partnership filed preliminary consent solicitation materials with the Securities and Exchange Commission (“SEC”) regarding the adoption of a plan of liquidation. Definitive materials were filed with the SEC and disseminated to Limited Partners on March 12, 2012. The Partnership sought approval to have a formal plan of liquidation of selling its limited partnership interests or selling the underlying Housing Complexes of each of the Local Limited Partnerships. On May 8, 2012, the Partnership received the majority vote in favor of the plan for dissolution. Therefore, the Partnership is engaging third party appraisers to appraise several or all of the Local Limited Partnerships in this Partnership. The appraisal is one of the preliminary steps that need to be completed in order to move forward with the approved liquidation plan. The expense incurred for the appraisals, or any other disposition related expenses the Partnership incurs, are being capitalized and will remain on the balance sheet until the respective Local Limited Partnership is sold. At the time of disposition the capitalized costs will be netted with any cash proceeds that are received in order to calculate the gain or loss on the disposition.

As of March 31, 2012, the Partnership sold its Local Limited Partnership Interest in E. W., Crossing II Limited Dividend Housing Association LP, Comanche Retirement Village Ltd, Apartment of Waukee L. P. II,Mountainview Apartments, LP, Chadwick Limited Partnership, Broken Bow Apartments I, L.P. and Sidney Apartments I, L.P.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

During the three months ended June 30, 2012, the Local Limited Partnership Interests for the five following Local Limited Partnerships were sold. No distributions will be made to the Limited Partners as a result of these dispositions. Each of the Local Limited Partnerships had completed its Compliance Period so there is no risk of recapture to the investors in the Partnership.

Local Limited Partnership	Debt at 12/31/11	Appraisal Value	Date of sale	Proceeds from sale	Sales related expenses	Gain on sale
Autumn Trace Associates	$1,102,000	$1,300,000	6/1/2012	$197,764	$2,953	$194,811

Hickory Lane Associates	568,000	355,000	6/1/2012	22,450	2,297	20,153

Honeysuckle Court Associates	1,111,000	670,000	6/1/2012	22,450	2,963	19,487

Walnut Turn Associates, Ltd	658,000	480,000	6/1/2012	22,450	2,297	20,153

Southcove Associates	1,421,000	1,000,000	6/30/2012	25,000	2,300	22,700

All of the sales proceeds were paid directly to the General Partner or affiliates. As shown in the table below, $273,114 was used to reimburse the General Partner or affiliates for accrued asset management fees or operating expenses paid on behalf of the Partnership. The remaining $17,000 will be returned to the Partnership’s reserves and is included in due from affiliate as of June 30, 2012.

Local Limited Partnership	Sale Proceeds	Payment of accrued asset management fees	Reimburse GP or affiliates for expenses	Remaining cash to remain in reserve for future expenses
Autumn Trace Associates	$197,764	$129,235	$65,529	$3,000

Hickory Lane Associates	22,450	19,450	-	3,000

Honeysuckle Court Associates	22,450	19,450	-	3,000

Walnut Turn Associates, Ltd	22,450	19,450	-	3,000

Southcove Associates	25,000	20,000	-	5,000

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2012 and 2011 has been recorded by the Partnership. Management’s estimate for the three-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations. However, management does not consolidate the Partnership’s interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities. The Partnership currently records the amount of its investment in these Local Limited Partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership’s balance in investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership’s exposure to loss on these

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantee against credit recapture to the investors in the Partnership.

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of June 30, 2012, all of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2012 and March 31, 2012, the Partnership had no cash equivalents.

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

For the Quarterly Period Ended June 30, 2012

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2012 and March 31, 2012, the Partnership owns Local Limited Partnership interests in 9 and 14 Local Limited Partnerships, respectively. All of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 445 and 653 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the three months ended June 30, 2012 and 2011 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2012	2011

Revenue	$610,000	$985,000
Expenses:
Interest expense	91,000	152,000
Depreciation and amortization	158,000	262,000
Operating expenses	397,000	720,000

Total expenses	646,000	1,134,000

Net loss	$(36,000)	(149,000)

Net loss allocable to the Partnership	$(35,000)	(148,000)

Net loss recorded by the Partnership	$-	$-

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership may be required to sustain operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership’s investments in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2012

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)	An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the Invested Assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debt related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $10,725 were incurred during each of the three months ended June 30, 2012 and 2011. The Partnership paid the General Partner and/or its affiliates $207,585 and $35,131 of those fees during the three months ended June 30, 2012 and 2011, respectively.

(b)	A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2003 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

(c)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $65,529 and $59,352 during the three months ended June 30, 2012 and 2011.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	June 30, 2012	March 31, 2012

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$22,628	$1,322
Asset management fees payable	334,736	531,596
Total	$357,364	$532,918

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2012 and 2011, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2012 consisted of $47,000 in cash, $17,000 in due from affiliate and $23,000 in other assets. Liabilities at June 30, 2012, consisted of $357,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011. The Partnership’s net income for the three months ended June 30, 2012 was $184,000, reflecting an increase of $132,000 from the $52,000 net income for the three months ended June 30, 2011. The increase in net income was primarily due to a $203,000 increase in gain on sale of Local Limited Partnerships for the three months ended June 30, 2012. The Partnership disposed of five Local Limited Partnerships during the three months ended June 30, 2012 while one was sold during the three months ended June 30, 2011. The gain recorded varies based on the sales prices and values of the Local Limited Partnerships sold. The legal and accounting expenses increased by $(69,000) for the three months ended June 30, 2012 due to the timing of the work performed. Other expenses increased by $1,000 for the three months ended June 30, 2012 due to the outsourcing of data entry management to increase efficiency.

Liquidity and Capital Resources

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011. Net cash provided in the three months ended June 30, 2012 was $3,000 compared to $(13,000) net cash used for the three months ended June 30, 2011. During the three months ended June 30, 2011 the Partnership paid $(35,000) and $(59,000) to the General Partner or an affiliate for accrued asset management fees and reimbursement of operating expenses paid on behalf of the Partnership, respectively, compared to no such cash payments during the three months ended June 30, 2012. During the three months ended June 30, 2011, the Partnership received $78,000 in proceeds from the disposition of Local Limited Partnerships compared to no cash proceeds received during the three months ended June 30, 2012.

3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

During the three months ended June 30, 2012 accrued payables, which consist primarily of related party asset management fees due to the General Partner or affiliates, decreased by $176,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at June 30, 2012, to be insufficient to meet all currently foreseeable future cash requirements. However, Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2013.

Recent Accounting Changes

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting and disclosure requirements for the consolidation of VIEs. The amended guidance modified the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIEs economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE. Additionally, the amendment requires enhanced and expanded disclosures around VIEs. This amendment was effective for fiscal years beginning after November 15, 2009. The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

In May 2011, the FASB issued an update to existing guidance related to fair value measurements on how to measure fair value and what disclosures to provide about fair value measurements. For fair value measurements categorized as level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and annual periods beginning after December 15, 2011. The adoption of this update did not materially affect the Partnership’s condensed financial statements.

4

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

5

Part II.	Other Information

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures

NOT APPLICABLE

Item 5	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2012 and March 31, 2012, (ii) the Condensed Statements of Operations for the three-month periods ended June 30, 2012 and June 30, 2011, (iii) the Condensed Statements of Cash Flows for the three months ended June 30, 2012 and June 30, 2011 and (iv) the Notes to Condensed Financial Statements.

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

6

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

Date: August 14, 2012

By:	/s/ Melanie R. Wenk

Melanie R. Wenk

Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: August 14, 2012

7