Form 10-Q
period 2012-09-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 2012-11-13
CIK 913497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 000-28370

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

California	33-0596399
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

17782 Sky Park Circle, Irvine, CA92614

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

(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended September 30, 2012

2

 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2012	March 31, 2012

ASSETS

Cash	$71,188	$44,664
Investments in Local Limited Partnerships, net (Note 2)	-	-
Other assets	5,251	34,109

Total Assets	$76,439	$78,773

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$314,187	$532,918

Total Liabilities	314,187	532,918

Partners’ Equity (Deficit):
General Partner	163,966	161,802
Limited Partners (20,000 Partnership Units authorized; 15,600 Partnership Units issued and outstanding)	(401,714)	(615,947)

Total Partners’ Equity (Deficit)	(237,748)	(454,145)

Total Liabilities and Partners’ Equity (Deficit)	$76,439	$78,773

See accompanying notes to condensed financial statements

F - 3

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2012 and 2011

(Unaudited)

	2012		2011
	Three Months	Six Months	Three Months	Six Months

Reporting fees	$2,000	$4,517	$-	$2,850
Distribution income	-	-	5,905	5,905

Total operating income	2,000	4,517	5,905	8,755

Operating expenses:
Asset management fees (Note 3)	8,814	19,539	10,725	21,450
Legal and accounting fees	7,631	89,379	3,251	16,435
Outsourcing expenses	4,555	6,379	4,660	4,660
Write off of other assets	6,950	6,950	-	-
Other	1,110	2,201	2,793	4,607

Total operating expenses	29,060	124,448	21,429	47,152

Loss from operations	(27,060)	(119,931)	(15,524)	(38,397)

Gain on sale of Local Limited Partnerships	59,017	336,321	-	74,633

Interest income	5	7	3	5

Net income (loss)	$31,962	$216,397	$(15,521)	$36,241

Net income (loss) allocated to:
General Partner	$320	$2,164	$(155)	$362

Limited Partners	$31,642	$214,233	$(15,366)	$35,879

Net income (loss) per Partnership Unit	$2	$14	$(1)	$2

Outstanding weighted Partnership Units	15,600	15,600	15,600	15,600

See accompanying notes to condensed financial statements

F - 4

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Six Months Ended September 30, 2012

(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2012	$161,802	$(615,947)	$(454,145)

Net income	2,164	214,233	216,397

Partners’ equity (deficit) at September 30, 2012	$163,966	(401,714)	(237,748)

See accompanying notes to condensed financial statements

F - 5

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2012 and 2011

(Unaudited)

	2012	2011

Cash flows from operating activities:
Net income	$216,397	$36,241
Adjustments to reconcile net income to net cash used in operating activities:
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	54,413	(15,801)
Increase in other assets	(3,916)	(14,236)
Write off of other assets	6,950	-
Increase in due from affiliate	-	(17,294)
Gain on sale of Local Limited Partnerships	(336,321)	(74,633)

Net cash used in operating activities	(62,477)	(85,723)

Cash flows from investing activities:
Proceeds from sale of Local Limited Partnerships	89,001	78,261

Net cash provided by investing activities	89,001	78,261

Net increase (decrease) in cash	26,524	(7,462)

Cash, beginning of period	44,664	42,250

Cash, end of period	$71,188	$34,788

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Gain on sale of Local Limited Partnerships was increased and accrued fees and expenses due to the General Partner and affiliates was decreased for sales proceeds paid directly to Associates	$273,144	$-

See accompanying notes to condensed financial statements

F - 6

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2012.

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

F - 7

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2012

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

F - 8

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2012

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2013.

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

F - 9

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2012.

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

As of March 31, 2012, the Partnership sold its Local Limited Partnership Interest in E. W., Crossing II Limited Dividend Housing Association LP, Comanche Retirement Village Ltd, Apartment of Waukee L. P. II, Mountain view Apartments, LP, Chadwick Limited Partnership, Broken Bow Apartments I, L.P. and Sidney Apartments I, L.P.

F - 10

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The following table reflects the 10 Local Limited Partnership interests that were sold during the six months ended September 30, 2012:

Local Limited Partnership	Debt at 12/31/11	Appraisal Value	Date of sale	Proceeds from sale	Sales related expenses	Gain on sale

Autumn Trace Associates	$1,102,000	$1,300,000	6/1/2012	$197,764	$2,953	$194,811

Hickory Lane Associates	568,000	355,000	6/1/2012	22,450	2,297	20,153

Honeysuckle Court Associates	1,111,000	670,000	6/1/2012	22,450	2,963	19,487

Walnut Turn Associates, Ltd	658,000	480,000	6/1/2012	22,450	2,297	20,153

Southcove Associates	1,421,000	1,000,000	6/30/2012	25,000	2,300	22,700

Hereford Seniors Community, Ltd	751,000	405,000	8/24/2012	9,375	2,369	7,006

Palestine Seniors Community, Ltd	1,053,000	475,000	8/24/2012	9,375	3,119	6,256

Garland Street, LP	647,000	320,000	8/31/2012	21,953	3,303	18,650

Pecan Grove, LP	1,033,000	500,000	8/31/2012	21,953	1,854	20,099

Lamesa Seniors Community, Ltd	635,000	455,000	8/24/2012	9,375	2,369	7,006

All Local Limited Partnerships sold during the six months ended September 30, 2012 had reached the end of the Compliance Period. Therefore, no risk of credit recapture exists.

F - 11

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The following table represents the anticipated use of the cash proceeds from the disposition of the 10 Local Limited Partnerships that were disposed of during the six months ended September 30, 2012.

Local Limited Partnership	Sale Proceeds	Payment of accrued asset management fees	Reimburse GP or affiliates for expenses	Remaining cash to remain in reserve for future expenses

Autumn Trace Associates	$197,764	$129,235	$65,529	$3,000

Hickory Lane Associates	22,450	19,450	-	3,000

Honeysuckle Court Associates	22,450	19,450	-	3,000

Walnut Turn Associates, Ltd	22,450	19,450	-	3,000

Southcove Associates	25,000	20,000	-	5,000

Hereford Seniors Community, Ltd	9,375	8,375	-	1,000

Palestine Seniors Community, Ltd	9,375	8,375	-	1,000

Garland Street, LP	21,953	8,476	12,477	1,000

Pecan Grove, LP	21,953	8,477	12,476	1,000

Lamesa Seniors Community, Ltd	9,375	8,375	-	1,000

No distributions will be made to the Limited Partners as a result of these dispositions. Each of the Local Limited Partnerships had completed its Compliance Period so there is no risk of recapture to the investors in the Partnership.

F - 12

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2012

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

“Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2012 and 2011 has been recorded by the Partnership. Management’s estimate for the three and six-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations. However, management does not consolidate the Partnership’s interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities. The Partnership currently records the amount of its investment in these Local Limited Partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership’s balance in investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership’s exposure to loss on these Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantee against credit recapture to the investors in the Partnership.

F - 13

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of September 30, 2012 and March 31, 2012, all of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2012 and March 31, 2012, the Partnership had no cash equivalents.

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

F - 14

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2012 and March 31, 2012, the Partnership owns Local Limited Partnership interests in 4 and 14 Local Limited Partnerships, respectively. As of September 30, 2012 and March 31, 2012, these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 277 and 653 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the six months ended September 30, 2012 and 2011 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2012	2011

Revenue	$832,000	$1,969,000
Expenses:
Interest expense	124,000	304,000
Depreciation and amortization	190,000	524,000
Operating expenses	541,000	1,440,000

Total expenses	855,000	2,268,000

Net loss	$(23,000)	(299,000)

Net loss allocable to the Partnership	$(23,000)	$(296,000)

Net loss recorded by the Partnership	$-	$-

F - 15

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2012

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a)	An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the Invested Assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debt related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $19,539 and $21,450 were incurred during the six months ended September 30, 2012 and 2011, respectively. The Partnership paid the General Partner and its affiliates $249,663 and $35,131 of those fees during the six months ended September 30, 2012 and 2011, respectively.

(b)	Subordinated Disposition Fee. A subordinated disposition fee is an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a preferred return of 16% through December 31, 2003 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fees were earned during the periods presented.

(c)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $90,482 and $59,352 during the six months ended September 30, 2012 and 2011, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	September 30, 2012	March 31, 2012

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$12,716	$1,322
Asset management fee payable	301,471	531,596
Total	$314,187	$532,918

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

F - 16

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2012 and 2011, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2012 consisted of $71,000 in cash, $5,000 in other assets. Liabilities at September 30, 2012 consisted of $314,000 of accrued fees and expenses due to General Partner and affiliates.

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011. The Partnership’s net income for the three months ended September 30, 2012 was $32,000, reflecting an increase of $48,000 from the $(16,000) net loss for the three months ended September 30, 2011. The change was primarily due to an increase of $59,000 in gain on sale of Local Limited Partnerships for the three months ended September 30, 2012. The Partnership is in the disposition phase but the number of dispositions and gains recorded will vary from period to period depending on the economic conditions and the market for the properties in the specific locations. There was a $(4,000) increase in accounting and legal fees for the three months ended September 30, 2012 due to the timing of the accounting work performed. There was a $2,000 decrease of asset management fees for the three months ended September 30, 2012. These fees are calculated based on the invested assets. As Local Limited Partnerships are sold, the invested assets decrease, thereby decreasing the asset management fees. The reporting fees increased by $2,000 and distribution income decreased by $(6,000) for the three months ended September 30, 2012. Local Limited Partnerships pay reporting fees and distribution to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. There was a $(7,000) increase in write off of other assets for the three months ended September 30, 2012. Capitalized costs from the potential disposition of Local Limited Partnership were expensed due to the length of time it has taken to dispose of the properties.

Six Months Ended September 30, 2012 Compared to Six Months Ended September 30, 2011. The Partnership’s net income for the six months ended September 30, 2012 was $216,000, reflecting an increase of $180,000 from the $36,000 net income for the six months ended September 30, 2011. The increase in net income was partially due to a$261,000 increase in gain on sale of Local Limited Partnerships for the six months ended September 30, 2012. The Partnership is in the disposition phase but the number of dispositions and gains recorded will vary from period to period depending on the economic conditions and the market for the properties in the specific locations. There was a $(73,000) increase in legal and accounting fees due to the timing of the accounting work performed. There was a $2,000 decrease of asset management fees for the six months ended September 30, 2012. These fees are calculated based on the invested assets. As Local Limited Partnerships are sold, the invested assets decrease, thereby decreasing the asset management fees. The reporting fees increased by $2,000 and the distribution income decreased by $(6,000) for the six months ended September 30, 2012. Local Limited Partnerships pay reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. The outsourcing expenses increased by $(2,000) for the six months ended September 30, 2012 due to the fact that the Partnership outsourced a portion of the data entry management to increase efficiency. There was a $(7,000) increase in write off of other assets for the six month ended September 30, 2012. Capitalized costs from the potential disposition of Local Limited Partnership were expensed due to the length of time it has taken to dispose of the properties.

Liquidity and Capital Resources

Six Months Ended September 30, 2012 Compared to Six Months Ended September 30, 2011. The net cash provided during the six months ended September 30, 2012 was $27,000 compared to net cash used during the six months ended September 30, 2011 of $(7,000). There was an increase of $(27,000) in cash paid for accrued asset management fees in addition to an decrease of $34,000 in cash paid to the General Partner or an affiliate for reimbursements of operating expenses which were paid on behalf of the Partnership. During the six months ended September 30, 2012, the Partnership received $89,000 in proceeds from the disposition of its Local Limited Partnerships compared to $78,000 of sales proceeds received during the six months ended September 30, 2011.

During the six months ended September 30, 2012 accrued payables, which consist primarily of asset management fees to the General Partner or affiliates, decreased by $219,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at September 30, 2012, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2013.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures

NOT APPLICABLE

Item 5	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at September 30, 2012 and March 31, 2012, (ii) the Condensed Statements of Operations for the three-month and six-months periods ended September 30, 2012 and September 30, 2011, (iii) the Condensed Statements of Cash Flows for the six months ended September 30, 2012 and September 30, 2011 and (iv) the Notes to Condensed Financial Statements.

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
Date: November 13, 2012

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.
Date: November 13, 2012

