Form 10-Q
period 2012-12-31
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 2013-02-13
CIK 913497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended December 31, 2012

2

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2012	March 31, 2012

ASSETS

Cash	$88,542	$44,664
Investments in Local Limited Partnerships, net (Note 2)	-	-
Other assets	2,750	34,109

Total Assets	$91,292	$78,773

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$214,112	$532,918

Total Liabilities	214,112	532,918

Partners’ Equity (Deficit):
General Partner	165,113	161,802
Limited Partners (20,000 Partnership Units authorized; 15,600 Partnership Units issued and outstanding)	(287,933)	(615,947)

Total Partners’ Equity (Deficit)	(122,820)	(454,145)

Total Liabilities and Partners’ Equity (Deficit)	$91,292	$78,773

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2012 and 2011

(Unaudited)

	2012		2011
	Three Months	Nine Months	Three Months	Nine Months

Reporting fees	$15,000	$19,517	$-	$2,850
Distribution income	-	-	20,000	25,905

Total operating income	15,000	19,517	20,000	28,755

Operating expenses:
Asset management fees (Note 3)	6,102	25,641	7,500	28,950
Legal and accounting fees	1,200	90,579	47,453	63,888
Outsourcing expenses	464	6,843	676	5,336
Write off of other assets	-	6,950	-	-
Other	1,545	3,746	1,279	5,886

Total operating expenses	9,311	133,759	56,908	104,060

Income (loss) from operations	5,689	(114,242)	(36,908)	(75,305)

Gain on sale of Local Limited Partnerships	109,232	445,553	43,786	118,419

Interest income	7	14	5	10

Net income	$114,928	$331,325	$6,883	$43,124

Net income allocated to:
General Partner	$1,152	$3,311	$69	$431

Limited Partners	$113,776	$328,014	$6,814	$42,693

Net income per Partnership Unit	$7	$21	$-	$3

Outstanding weighted Partnership Units	15,600	15,600	15,600	15,600

See accompanying notes to condensed financial statements

F-2

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Nine Months Ended December 31, 2012

(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2012	$161,802	$(615,947)	$(454,145)

Net income	3,311	328,014	331,325

Partners’ equity (deficit) at December 31, 2012	$165,113	$(287,933)	$(122,820)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2012 and 2011

(Unaudited)

	2012	2011
Cash flows from operating activities:
Net income	$331,325	$43,124
Adjustments to reconcile net income to net cash used in operating activities:
Increase in other assets	(3,946)	(36,566)
Write off of other assets	6,950	-
Gain on sale of Local Limited Partnerships	(445,553)	(118,419)
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	(45,662)	15,986

Net cash used in operating activities	(156,886)	(95,875)

Cash flows from investing activities:
Proceeds from sale of Local Limited Partnerships	200,764	118,419

Net cash provided by investing activities	200,764	118,419

Net increase in cash	43,878	22,544

Cash, beginning of period	44,664	42,250

Cash, end of period	$88,542	$64,794

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Gain on sale of Local Limited Partnerships was increased and accrued fees and expenses due to the General Partner and affiliates was decreased for sales proceeds paid directly to Associates	$273,144	$-

General Partner equity balance was increased and accrued fees and expenses due to General Partner and affiliates was decreased as a result of forgiveness of debt by the General Partner.	$-	$165,000

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2012.

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

For the Quarterly Period Ended December 31, 2012

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

For the Quarterly Period Ended December 31, 2012

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2014.

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

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met.Two of the Housing Complexes have completed their 15-year Compliance Period.

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

For the Quarterly Period Ended December 31, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2012.

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

As of March 31, 2012, the Partnership sold its Local Limited Partnership Interest in E.W., Crossing II Limited Dividend Housing Association LP, Comanche Retirement Village Ltd, Apartment of Waukee L. P. II, Mountainview Apartments, LP, Chadwick Limited Partnership, Broken Bow Apartments I, L.P. and Sidney Apartments I, L.P.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following table reflects the 11 Local Limited Partnerships that were sold during the nine months ended December 31, 2012:

Local Limited Partnership	Debt at 12/31/11	Appraisal Value	Date of sale	Proceeds from sale	Sales related expenses	Gain on sale
Autumn Trace Associates	$1,102,000	$1,300,000	6/1/2012	$197,794	$2,983	$194,811

Hickory Lane Associates	568,000	355,000	6/1/2012	22,450	2,297	20,153

Honeysuckle Court Associates	1,111,000	670,000	6/1/2012	22,450	2,963	19,487

Walnut Turn Associates, Ltd	658,000	480,000	6/1/2012	22,450	2,297	20,153

Southcove Associates	1,421,000	1,000,000	6/30/2012	25,000	2,300	22,700

Hereford Seniors Community, Ltd	751,000	405,000	8/24/2012	9,375	2,369	7,006

Palestine Seniors Community, Ltd	1,053,000	475,000	8/24/2012	9,375	3,119	6,256

Garland Street, LP	647,000	320,000	8/31/2012	21,953	3,303	18,650

Pecan Grove, LP	1,033,000	500,000	8/31/2012	21,953	1,854	20,099

Lamesa Seniors Community, Ltd	635,000	455,000	8/24/2012	9,375	2,369	7,006

Laredo Heights Apartments	890,000	945,000	11/27/2012	111,733	2,501	109,232

All Local Limited Partnerships sold during the nine months ended December 31, 2012 had reached the end of the Compliance Period. Therefore, no risk of credit recapture exists.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The following table represents the anticipated use of the cash proceeds from the disposition of the 11 Local Limited Partnerships that were disposed of during the nine months ended December 31, 2012.

Local Limited Partnership	Sale Proceeds	Payment of accrued asset management fees	Reimburse GP or affiliates for expenses	Remaining cash to remain in reserve for future expenses
Autumn Trace Associates	$197,794	$129,265	$65,529	$3,000
Hickory Lane Associates	22,450	19,450	-	3,000
Honeysuckle Court Associates	22,450	19,450	-	3,000
Walnut Turn Associates, Ltd	22,450	19,450	-	3,000
Southcove Associates	25,000	20,000	-	5,000
Hereford Seniors Community, Ltd	9,375	8,375	-	1,000
Palestine Seniors Community, Ltd	9,375	8,375	-	1,000
Garland Street, LP	21,953	8,476	12,477	1,000
Pecan Grove, LP	21,953	8,477	12,476	1,000
Lamesa Seniors Community, Ltd	9,375	8,375	-	1,000
Laredo Heights Apartments	111,733	93,461	13,272	5,000

No distributions will be made to the Limited Partners as a result of these dispositions. Each of the Local Limited Partnerships had completed its Compliance Period so there is no risk of recapture to the investors in the Partnership.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2012

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

“Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2012 and 2011 has been recorded by the Partnership. Management’s estimate for the three and nine-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

For the Quarterly Period Ended December 31, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of all periods presented, all of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of December 31, 2012 and March 31, 2012, the Partnership had no cash equivalents.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns.  The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2009 remain open.

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

For the Quarterly Period Ended December 31, 2012

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2012 and March 31, 2012, the Partnership owns Local Limited Partnership interests in 3 and 14 Local Limited Partnerships, respectively. As of December 31, 2012 and March 31, 2012, each of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 229 and 653 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the nine months ended December 31, 2012 and 2011 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2012	2011
Revenue	$1,179,000	$2,912,000
Expenses:
Interest expense	182,000	451,000
Depreciation and amortization	272,000	768,000
Operating expenses	760,000	2,125,000

Total expenses	1,214,000	3,344,000

Net loss	$(35,000)	(432,000)

Net loss allocable to the Partnership	$(35,000)	$(427,000)

Net loss recorded by the Partnership	$-	$-

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2012

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a)	An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the Invested Assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debt related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $25,641 and $28,950 were incurred during the nine months ended December 31, 2012 and 2011, respectively. The Partnership paid the General Partner and its affiliates $343,124 and $36,688 of those fees during the nine months ended December 31, 2012 and 2011, respectively.

(b)	A subordinated disposition fee is an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a preferred return of 16% through December 31, 2003 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fees were earned during the periods presented.

(c)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $106,406 and $102,945 during the nine months ended December 31, 2012 and 2011, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	December 31, 2012	March 31, 2012

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$-	$1,322
Asset management fee payable	214,112	531,596
Total	$214,112	$532,918

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2012 and 2011, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2012 consisted of $89,000 in cash and $3,000 in other assets. Liabilities at December 31, 2012 consisted of $214,000 of accrued fees and expenses due to General Partner and affiliates.

Results of Operations

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011. The Partnership’s net income for the three months ended December 31, 2012 was $115,000, reflecting an increase of $108,000 from the $7,000 net income for the three months ended December 31, 2011. The change was primarily due to an increase of $65,000 in gain on sale of Local Limited Partnerships for the three months ended December 31, 2012. The Partnership is in the disposition phase but the number of dispositions and gains recorded will vary from period to period depending on the economic conditions and the market for the properties in the specific locations. There was a $1,000 decrease of asset management fees for the three months ended December 31, 2012. These fees are calculated based on the invested assets. As Local Limited Partnerships are sold, the invested assets decrease, thereby decreasing the asset management fees. There was a $46,000 decrease in legal and accounting fees for the three months ended December 31, 2012 due to the timing of work performed for the Partnership. During the three months ended December 31, 2012 the Partnership received $15,000 more in reporting fees and($20,000) less of distribution income as compared to the three months ended December 31, 2011. Reporting fees and distribution income fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Nine Months Ended December 31, 2012 Compared to Nine Months Ended December 31, 2011. The Partnership’s net income for the nine months ended December 31, 2012 was $331,000, reflecting an increase of $288,000 from the $43,000 of net income for the nine months ended December 31, 2011. The change was primarily due to an increase of $327,000 in gain on sale of Local Limited Partnerships for the nine months ended December 31, 2012. The Partnership is in the disposition phase but the number of dispositions and gains recorded will vary from period to period depending on the economic conditions and the market for the properties in the specific locations. During the nine months ended December 31, 2012 the Partnership received $17,000 more in reporting fees and ($26,000) less of distribution income as compared to the nine months ended December 31, 2011. Reporting fees and distribution income fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. There was a $3,000 decrease of asset management fees for the nine months ended December 31, 2012. These fees are calculated based on the invested assets. As Local Limited Partnerships are sold, the invested assets decrease, thereby decreasing the asset management fees. There was a ($27,000) increase in legal and accounting fees for the nine months ended December 31, 2012 due to the timing of the work performed for the Partnership. Also, there was a ($2,000) increase in outsourcing due to the fact that the Partnership outsourced a portion of the data entry management to increase efficiency. There was a $(7,000) increase in write off of other assets for the six month ended December 31, 2012. Capitalized costs from the potential disposition of Local Limited Partnership were expensed due to the length of time it has taken to dispose of the properties.

Liquidity and Capital Resources

Nine Months Ended December 31, 2012 Compared to Nine Months Ended December 31, 2011. The net increase in cash during the nine months ended December 31, 2012 was $44,000 compared to a $23,000 increase in cash for the nine months ended December 31, 2011. During the nine months ended December 31, 2012, the Partnership received $201,000 in proceeds from sale of Local Limited Partnerships compared to $118,000 received during the nine months ended December 31, 2011. The reporting fees increased by $17,000 and the distribution income decreased by $(26,000) during the nine months ended December 31,2012 compared to the nine months ended December 31, 2011 as discussed above. During the nine months ended December 31, 2012 the Partnership paid the General Partner or an affiliate $196,000 in accrued asset management fees and reimbursements of operating expenses that were paid on the Partnership’s behalf compared to $140,000 paid during the nine months ended December 31, 2011. The amount paid varies depending on the cash that the Partnership collected throughout the period.

During the nine months ended December 31, 2012 accrued payables, which consist primarily of related party management fees and advances due to the General Partner, decreased by $319,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at December 31, 2012, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2014.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures NOT APPLICABLE

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at December 31, 2012 and March 31, 2012, (ii) the Condensed Statements of Operations for the three-month and nine-month periods ended December 31, 2012 and December 31, 2011, (iii) the Condensed Statements of Cash Flows for the nine months ended December 31, 2012 and December 31, 2011 and (iv) the Notes to Condensed Financial Statements.

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

Date: February 13, 2013

By:	/s/ Melanie R. Wenk

Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: February 13, 2013

