Form 10-K
period 2013-03-31
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 2013-06-18
CIK 913497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

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

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Pursuant to a registration statement filed with the Securities and Exchange Commission on October 20, 1993, in July 1994 the Partnership commenced a public offering of 20,000 units of limited partnership interest (“Partnership Units”) at a price of $1,000 per Partnership Unit. As of the close of the public offering, a total of 15,600 Partnership Units representing subscriptions in the amount of $15,241,000, net of volume discounts of $359,000, had been sold. As of March 31, 2013, a total of 15,593 Partnership Units remain outstanding. Holders of Partnership Units are referred to herein as “Limited Partners”.

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

Description of Business

The Partnership’s principal business objective is to provide its Limited Partners with Low Income Housing Tax Credits. The Partnership’s principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which will own and operate a Housing Complex which will qualify for the Low Income Housing Tax Credits. In general, under Section 42 of the Internal Revenue Code, an owner of low income housing can receive the Low Income Housing Tax Credits to be used to reduce Federal taxes otherwise due in each year of a ten-year credit period. Each Housing Complex is subject to a 15-year compliance period (the “Compliance Period”), and under state law may have to be maintained as low income housing for 30 or more years.

As a consequence of the provisions of tax law in effect for dispositions of buildings prior to August 2008, in order to avoid recapture of Low Income Housing Tax Credits, the Partnership expected that it would not dispose of its interests in Local Limited Partnerships (“Local Limited Partnership Interests”) or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. That provision of law was amended in 2008 (i) to provide that there would be no recapture on sale of a Low Income Housing Tax Credit building during the Compliance Period if it were reasonable to expect at the time of sale that the building would continue to be operated as qualified low income housing (see “Exit Strategy” below) and (ii) to eliminate the possibility of posting a bond against potential recapture. The Partnership is not seeking to sell its Local Limited Partnership Interests. And, because of (i) the nature of the Housing Complexes and the Local Limited Partnership Interests, (ii) the difficulty of predicting the resale market for low-income housing, (iii) the current economy, and (iv) the ability of lenders to disapprove of transfer, it is not possible at this time to predict when the liquidation of the Partnership’s assets and the disposition of the proceeds, if any, in accordance with the Partnership’s Agreement of Limited Partnership dated May 4, 1993 as amended on May 15, 1994 (the “Partnership Agreement”), would occur. Furthermore, the recent codification of the economic substance doctrine as part of 2010 legislation has created some uncertainty about the deductibility of losses from low income housing that is not generating Low Income Housing Tax Credits, and this could have an adverse effect on the resale market for Housing Complexes and Local Limited Partnership Interests. Until a Local Limited Partnership Interest or the related Housing Complex is sold, it is anticipated that the Local General Partner would continue to operate such Housing Complex. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the ten-year credit delivery period and/or the Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Tax Credits.

The Partnership originally invested in twenty-two Local Limited Partnerships, twenty of which have been sold or otherwise disposed of as of March 31, 2013. Each of these Local Limited Partnerships owns or owned a single Housing Complex. All of the Housing Complexes were eligible for the Low Income Housing Tax Credits. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

Exit Strategy

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs have completed their Compliance Periods.

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. The Compliance Period has ended for each of the Partnership’s remaining Housing Complexes as of March 31, 2013.

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2013.

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

As of March 31, 2012, the Partnership sold its Local Limited Partnership Interest in E.W., Crossing II Limited Dividend Housing Association LP, Comanche Retirement Village Ltd, Candleridge Apartment of Waukee L.P. II, Mountainview Apartments, LP, Chadwick Limited Partnership, Broken Bow Apartments I, L.P. and Sidney Apartments I, L.P.

The following table reflects the 12 Local Limited Partnerships that were sold during the year ended March 31, 2013:

Local Limited Partnership	Debt	Appraisal Value	Date of sale	Proceeds from sale	Sales related expenses	Gain on sale
Autumn Trace Associates	$1,102,000	$1,300,000	6/1/2012	$197,764	$2,953	$194,811

Hickory Lane Associates	568,000	355,000	6/1/2012	22,450	2,297	20,153

Honeysuckle Court Associates	1,111,000	670,000	6/1/2012	22,450	2,963	19,487

Walnut Turn Associates, Ltd	658,000	480,000	6/1/2012	22,450	2,297	20,153

Southcove Associates	1,421,000	1,000,000	6/30/2012	25,000	2,300	22,700

Hereford Seniors Community, Ltd	751,000	405,000	8/24/2012	9,375	2,372	7,003

Palestine Seniors Community, Ltd	1,053,000	475,000	8/24/2012	9,375	3,122	6,253

Garland Street, LP	647,000	320,000	8/31/2012	21,953	3,303	18,650

Pecan Grove, LP	1,033,000	500,000	8/31/2012	21,953	1,854	20,099

Lamesa Seniors Community, Ltd	635, 000	455,000	8/24/2012	9,375	2,372	7,003

Laredo Heights Apartments	890,000	945,000	11/27/2012	111,733	2,751	108,982

Apartment Housing of E. Brewton, LTD (1)	1,043,039	250,000	3/31/2013	5,001	3,165	1,836

All Local Limited Partnerships sold during the year ended March 31, 2013 except for Apartment Housing of E. Brewton LTD had reached the end of the Compliance Period. Therefore, no risk of credit recapture exists.

A portion of the sales proceeds from Autumn Trace Associates, Hickory Lane Associates, Honeysuckle Court Associates and Walnut Turn Associates, Ltd. totaling $253,114 were paid directly to Associates to reimburse the General Partner or affiliates for accrued asset management fees or operating expenses paid on behalf of the Partnership.

(1)	The Compliance Period expires in 2014. The purchaser has guaranteed the Local Limited Partnership will stay in compliance with the Low Income Housing Tax Credit code therefore there is no risk of recapture.

The following table represents the anticipated use of the cash proceeds from the disposition of the 12 Local Limited Partnerships that were disposed of during the year ended March 31, 2013.

Local Limited Partnership	Sale Proceeds	Payment of accrued asset management fees	Reimburse GP or affiliates for expenses	Remaining cash to remain in reserve for future expenses
Autumn Trace Associates	$197,764	$129,265	$65,499	$3,000

Hickory Lane Associates	22,450	19,450	-	3,000

Honeysuckle Court Associates	22,450	19,450	-	3,000

Walnut Turn Associates, Ltd	22,450	19,450	-	3,000

Southcove Associates	25,000	20,000	-	5,000

Hereford Seniors Community, Ltd	9,375	8,375	-	1,000

Palestine Seniors Community, Ltd	9,375	8,375	-	1,000

Garland Street, LP	21,953	8,476	12,477	1,000

Pecan Grove, LP	21,953	8,477	12,476	1,000

Lamesa Seniors Community, Ltd	9,375	8,375	-	1,000

Laredo Heights Apartments	111,733	93,461	13,272	5,000

Apartment Housing of E. Brewton, LTD	5,001	1,459	1,041	2,501

No distributions will be made to the Limited Partners as a result of these dispositions. Each of the Local Limited Partnerships had completed its Compliance Period so there is no risk of recapture to the investors in the Partnership.

As of March 31, 2013 the Partnership has identified two Local Limited Partnerships for disposition as listed in the table below. The Compliance Period for all of these Local Limited Partnerships have expired so there is no risk of recapture to the investors in the Partnership.

Local Limited Partnership	Debt at 12/31/12	Appraisal value	Estimated sales price	Estimated appraisal expense
Klimpel Manor	$1,716,305	$2,575,000	*	3,850

Pioneer Street Associates	$1,354,682	$4,810,000	*	3,100

*	Contracts have been drafted and are currently under review by potential purchasers of the Limited Partnership interests. The purchase prices are still under negotiation for both properties.

Item 1A.	Risk Factors

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

(a)   Risks arising from the Internal Revenue Code rules governing Low Income Housing Tax Credits

Low Income Housing Tax Credits might be less than anticipated. The Local General Partners calculate the amount of the Low Income Housing Tax Credits. No opinion of counsel will cover the calculation of the amount of Low Income Housing Tax Credits. The IRS could challenge the amount of the Low Income Housing Tax Credits claimed for any Housing Complex under any of a number of provisions set forth in Internal Revenue Code Section 42. A successful challenge by the IRS would decrease the amount of the Low Income Housing Tax Credits from the amount paid for by the Partnership. Although each Housing Complex has completed its Compliance Period, the IRS generally can audit an information income tax return for a period of three years following the filing date of the return. A determination by the IRS that the amount of Low Income Housing Tax Credits taken for an open year could result in a recapture of credits with interest. If it does, recapture will be a portion of all Low Income Housing Tax Credits taken in prior years for that Housing Complex, plus interest. During the first 11 years of the Compliance Period, non-compliance results in one-third of the Low Income Housing Tax Credits up to that point for the particular Housing Complex being recaptured, plus interest. Between years 12 and 15, the recapture is phased out ratably.

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner. The asset management fees payable increased (decreased) by $(312,000), $(5,000) and $43,000 for the years ended March 31, 2013, 2012 and 2011 respectively. The Partnership’s future contractual cash obligations consist of its obligations to pay future annual asset management fees and the payables due to the Local Limited Partnerships. The future annual asset management fees will equal approximately $17,000 per year through the termination of the Partnership, which must occur no later than December 31, 2050. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2014.

Item 1B.   Unresolved Staff Comments

Not Applicable

Item 2.     Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the Housing Complexes as of the dates or for the periods indicated:

WNC Housing Tax Credit Fund IV, L.P., Series 2

			As of March 31, 2013				As of December 31, 2012
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships		Amount of Investment Paid to Date		Number of Units	Estimated Aggregate Low Income Housing Tax Credits	Mortgage Balances of Local Limited Partnership
Apartment Housing of East Brewton, Ltd. (1)	East Brewton, Alabama	Apartment Developers Inc. and Thomas H. Cooksey	$	N/A	$	N/A	40	$1,863,000	$1,043,000
Klimpel Manor, Ltd. (2)	Fullerton, California	Klimpel Manor Apartments		1,774,000		1,774,000	59	3,360,000	1,716,000
Pioneer Street Associates (2)	Bakersfield, California	Philip R. Hammond, Jr. and Walter A. Dwelle		2,222,000		2,222,000	130	4,116,000	1,355,000

				$3,996,000		$3,996,000	229	$9,339,000	$4,114,000

(1)   The Local Limited Partnership Interest was sold subsequent to December 31, 2012 but prior to March 31, 2013.

(2)   The Local Limited Partnership was identified for disposition subsequent to March 31, 2013.

WNC Housing Tax Credit Fund IV, L.P., Series 2

	For the year ended December 31, 2012
			Low Income Housing
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Tax Credits Allocated to Partnership

Apartment Housing of East Brewton, Ltd. (1)	$158,000	$(46,000)	N/A

Klimpel Manor, Ltd. (2)	474,000	17,000	N/A

Pioneer Street Associates (2)	697,000	(4,000)	N/A

	$1,329,000	$(33,000)

N/A – All of the Low Income Housing Tax Credits have been allocated to the Partnership and there are no future Low Income Housing Tax Credits expected to be received.

(1)   The Local Limited Partnership Interest was sold subsequent to December 31, 2012 but prior to March 31, 2013
(2)   The Local Limited Partnership was identified for disposition subsequent to March 31, 2013.

WNC Housing Tax Credit Fund IV, L.P., Series 2
March 31, 2013

			Occupancy Rates As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2012	2011	2010	2009	2008

Apartment Housing of East Brewton, Ltd.	East Brewton, Alabama	Apartment Developers Inc. and Thomas H. Cooksey	100%	80%	93%	90%	95%

Autumn Trace Associates, Ltd.	Silsbee, Texas	Olsen Securities Corp.	N/A	95%	95%	83%	97%

Broken Bow Apartments I, Limited Partnership	Broken Bow, Nebraska	Retro Development, Inc.	N/A	N/A	94%	100%	94%

Candleridge Apartments of Waukee L.P. II	Waukee, Iowa	Eric A. Sheldahl	N/A	N/A	N/A	100%	91%

Chadwick Limited Partnership	Edan, North Carolina	Boyd Management, Inc. Gordon L. Blackwell and Regency Investment Associates	N/A	N/A	98%	98%	96%

Comanche Retirement Village, Ltd.	Comanche, Texas	Max L. Rightmer	N/A	N/A	N/A	N/A	100%

Crossings II Limited Dividend Housing Association Limited Partnership	Portage, Michigan	Raymond T. Cato, Jr.	N/A	N/A	N/A	N/A	N/A

EW, a Wisconsin Limited Partnership	Evansville, Wisconsin	Philip Wallis, James Poehlman, Cynthia Solfest Wallis, and Anita Poehlman	N/A	N/A	N/A	N/A	N/A

Garland Street Limited Partnership	Malvarn, Arkansas	Conrad L. Beggs, Audrey D. Beggs, Russell J. Altizer, and Marjorie L. Beggs	N/A	100%	100%	94%	100%

Hereford Seniors Community, Ltd.	Hereford, Texas	Winston Sullivan	N/A	100%	100%	96%	93%

Hickory Lane Associates, Ltd.	Newton, Texas	Olsen Securities Corp.	N/A	92%	100%	92%	92%

Honeysuckle Court Associates, Ltd.	Vidor, Texas	Olsen Securities Corp.	N/A	98%	96%	100%	96%

WNC Housing Tax Credit Fund IV, L.P., Series 2
March 31, 2013

			Occupancy Rates As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2012	2011	2010	2009	2008

Klimpel Manor, Ltd.	Fullerton, California	Klimpel Manor Apartments	98%	97%	100%	98%	100%

Lamesa Seniors Community, Ltd.	Lamesa, Texas	Winston Sullivan	N/A	100%	96%	100%	96%

Laredo Heights Apartments Ltd.	Navasota, Texas	Donald W. Sowell	N/A	94%	94%	92%	96%

Mountainview Apartments Limited Partnership	North Wilkesboro, North Carolina	John C. Loving and Gordon D. Brown, Jr.	N/A	100%	100%	100%	96%

Palestine Seniors Community, Ltd.	Palestine, Texas	Winston Sullivan	N/A	98%	93%	95%	100%

Pecan Grove Limited Partnership	Forrest City, Arkansas	Conrad Beggs, Audrey Beggs and Russell Altizer	N/A	84%	91%	97%	91%

Pioneer Street Associates	Bakersfield, California	Philip R. Hammond, Jr. and Walter A. Dwelle	79%	88%	95%	80%	93%

Sidney Apartments I, Limited Partnership	Sidney, Nebraska	Retro Development, Inc. And Most Worshipful Prince Hall Grand Lodge	N/A	N/A	89%	100%	72%

Southcove Associates	Orange Cove, California	Philip R. Hammond, Jr. and Diane M. Hammond	N/A	94%	98%	98%	94%

Walnut Turn Associates, Ltd.	Buna, Texas	Olsen Securities Corp.	N/A	92%	92%	96%	92%

		Weighted average	88%	93%	96%	93%	95%

N/A - The Partnership sold its interest in the Local LiWed Partnership prior to the respective year end.

Item 3.   Legal Proceedings

NONE

Item 4.   Mine Safety Disclosures

NOT APPLICABLE

PART II.

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

a)	The Partnership Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Partnership Units and none exists. Partnership Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

b)	At March 31, 2013 there were 824 Limited Partners, respectively, and no assignees of Partnership Units who were not admitted as Limited Partners, respectively.

c)	The Partnership was not designed to provide operating cash distributions to Limited Partners. It is possible that the Partnership could make distributions from sale proceeds, if the Partnership is able to sell its Local Limited Partnership Interests or Housing Complexes for more than the related closing costs and any then accrued obligations of the Partnership. There can be no assurance in this regard. Any distributions would be made in accordance with the terms of the Partnership Agreement. For all periods presented there were no cash distributions to the Limited Partners.

d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

e)	The Partnership does not issue common stock.

f)	No unregistered securities were sold by the Partnership during the years ended March 31, 2013.

Item 5b.   Use of Proceeds

NOT APPLICABLE

Item 5c.   Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6.   Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,
	2013	2012	2011	2010	2009

ASSETS
Cash	$94,108	44,664	$42,250	$19,728	$31,613
Investments in Local Limited Partnerships, net	-	-	-	-	-
Other assets	-	34,109	34	-	-

Total Assets	$94,108	78,773	$42,284	$19,728	$31,613

LIABILITIES
Accrued expenses	$166	$-	$-	$-	$-
Accrued fees and expenses due to General Partner and affiliates	219,748	532,918	703,504	685,092	628,059

Total Liabilities	219,914	532,918	703,504	685,092	628,059

PARTNERS’ EQUITY (DEFICIT)	(125,806)	(454,145)	(661,220)	(665,364)	(596,446)

Total Liabilities and Partners’ Equity (Deficit)	$94,108	$78,773	$42,284	$19,728	$31,613

Selected results of operations, cash flows and other information for the Partnership are as follows:

	For the Years Ended March 31,
	2013	2012	2011	2010	2009

Loss from operations (Note 1)	$(118,812)	$(94,999)	$(20,505)	$(68,929)	$(785,642)
Equity in losses of Local Limited Partnerships	-	-	-	-	(29,895)
Gain on sale of Local Limited Partnerships	447,130	137,061	24,637	-	10,002
Interest income	21	13	12	11	5
Net income (loss)	$328,339	$42,075	$4,144	$(68,918)	$(805,530)

Net income (loss) allocated to:
General Partner	$3,283	$421	$41	$(689)	$(8,055)

Limited Partners	$325,056	$41,654	$4,103	$(68,229)	$(797,475)

Net income (loss) per Partnership Unit	$20.85	$2.67	$0.26	$(4.37)	$(51.12)

Outstanding weighted Partnership Units	15,593	15,600	15,600	15,600	15,600

Note 1 - Loss from operations for the years ended March 31, 2013, 2012, 2011, 2010 and 2009, include a charge for impairment losses on investments in Local Limited Partnerships of $0, $0, $0, $0 and $721,757, respectively (see Note 2 to the financial statements).

	For the Years Ended March 31,
	2013	2012	2011	2010	2009

Net cash provided by (used in):

Operating activities	$(176,321)	$(152,997)	$(2,478)	$(11,885)	$(5,426)
Investing activities	225,765	155,411	25,000	-	10,002
Net change in cash	49,444	2,414	22,522	(11,885)	4,576

Cash, beginning of year	44,664	42,250	19,728	31,613	27,037

Cash, end of year	$94,108	$44,664	$42,250	$19,728	$31,613

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

	2012	2011	2010	2009	2008

Federal	$-	$-	$-	$2	$13
State	-	-	-	-	-

Total	$-	$-	$-	$2	$13

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In May 2011, the FASB issued an update to existing guidance related to fair value measurements on how to measure fair value and what disclosures to provide about fair value measurements. For fair value measurements categorized as level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and narrative description of the sensitivity of the fair value to changes in unobservable inputs. This update is effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not materially affect the Partnership’s financial statements.

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

Financial Condition

The Partnership’s assets at March 31, 2013 consisted of $94,000 in cash. Liabilities at March 31, 2013 consisted of $220,000 of accrued fees and expenses due to General Partner and affiliates (See “Future Contractual Cash Obligations” below).

Results of Operations

Year Ended March 31,2013 Compared to Year Ended March 31, 2012 The Partnership’s net income for the year ended March 31,2013 was $328,000, reflecting an increase of approximately $286,000 from the net income experienced for the year ended March 31, 2012 of $42,000. The increase in net income was mainly due to an increase of $310,000 in gain on sale of Local Limited Partnerships for the year ended March 31, 2013. The gains recorded by the Partnership can vary depending on the sales prices of the Housing Complexes or Local Limited Partnerships that are being sold. Legal and accounting expenses increased by $(21,000) due to the timing of the accounting work performed. There was a $(7,000) increase in write off of other assets for the year ended March 31, 2012. Capitalized costs from the potential disposition of Local Limited Partnership were expensed due to the length of time it has taken to dispose of the properties Distribution income and reporting fees increased (decreased) by $(17,000) and $4,000, respectively for the year ended March 31, 2013. These fees vary as Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. Asset management fees decreased by $12,000 for the year ended March 31, 2013. The fees are calculated based on the value of invested assets which decreased due to the sale of Local Limited Partnership.

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

Liquidity and Capital Resources

Year Ended March 31, 2013 Compared to Year Ended March 31, 2012 The net increase in cash during the year ended March 31, 2013 was $49,000 compared to a net increase in cash for the year ended March 31, 2012 of $2,000. During the year ended March 31, 2013, the Partnership received $226,000 in sales proceeds compared to $155,000 received during the year ended March 31, 2012. During the year ended March 31, 2013 the Partnership paid $(156,000) of accrued asset management fees to the general partner or affiliate compared to $(48,000) paid during the year ended March 31, 2012. Additionally, during the year ended March 31, 2013, the Partnership reimbursed the General Partner or an affiliate $(41,000) for operating expenses that were paid on its behalf compared to $(140,000) reimbursed during the year ended March 31, 2012.

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

Accrued payables, which consist primarily of related party asset management fees due to the General Partner, increased (decreased) by approximately $(313,000), $(171,000) and $18,000, for the years ended March 31, 2013, 2012 and 2011 respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2014.

Other Matters

Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2013:

	2014	2015	2016	2017	2018	Thereafter	Total

Asset management fees(1)	$236,674	$16,926	$16,926	$16,926	$16,926	$558,558	$862,936
Total contractual cash obligations	$236,674	$16,926	$16,926	$16,926	$16,926	$558,558	$862,936

(1)	Asset management fees are payable annually until termination of the Partnership, which is to occur no later than December 31, 2050. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes until December 31, 2050. Amounts due to the General Partner as of March 31, 2013 have been included in the 2014 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

28

Report of Independent Registered Public Accounting Firm

To the Partners
WNC Housing Tax Credit Fund IV, L.P., Series 2

We have audited the accompanying balance sheet of WNC Housing Tax Credit Fund IV, L.P., Series 2 (the Partnership) as of March 31, 2013,and the related statements of operations, partners’ equity (deficit), and cash flows for the year then ended. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund IV, L.P., Series 2 as of March 31, 2013 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 15(a)(2) in the index related to the year ended March 31, 2013 is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied to the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ CohnReznick LLP

Bethesda, Maryland
June 18, 2013

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Partners
WNC Housing Tax Credit Fund IV, L.P., Series 2

We have audited the accompanying balance sheet of WNC Housing Tax Credit Fund IV, L.P., Series 2 (the Partnership) as of March 31, 2012, and the related statements of operations, partners’ equity (deficit) and cash flows for each of the years in the two-year period ended March 31, 2012. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund IV, L.P., Series 2 as of March 31, 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

www.reznickgroup.com

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

BALANCE SHEETS

	March 31,
	2013	2012
ASSETS
Cash	$94,108	$44,664
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-
Other assets	$-	$34,109

Total Assets	94,108	78,773

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accrued expenses	$166	$-
Accrued fees and expenses due to General Partner and affiliates (Note 3)	219,748	532,918

Total Liabilities	219,914	532,918

Partners’ Equity (Deficit)
General Partner	165,085	161,802
Limited Partners (20,000 Partnership Units authorized; 15,593 and 15,600, respectively, Partnership Units issued and outstanding)	(290,891)	(615,947)

Total Partners’ Equity (Deficit)	(125,806)	(454,145)

Total Liabilities and Partners’ Equity (Deficit)	$94,108	$78,773

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

STATEMENTS OF OPERATIONS

For the years Ended March 31, 2013, 2012 and 2011

	For the Years Ended March 31,
	2013	2012	2011

Distribution income	$15,000	$31,688	$25,336
Reporting fees	6,767	2,850	8,199
Total operating income	21,767	34,538	33,535

Operating expenses:
Asset management fees (Note 3)	31,130	42,900	42,900
Accounting and legal fees	90,847	70,021	5,745
Write-off of other assets	6,950	-	-
Other	11,652	16,616	5,395
Total operating expenses	140,579	129,537	54,040

Loss from operations	(118,812)	(94,999)	(20,505)

Gain on sale of Local Limited Partnerships	447,130	137,061	24,637

Interest income	21	13	12

Net income	$328,339	$42,075	$4,144

Net income allocated to:
General Partner	$3,283	$421	$41
Limited Partners	$325,056	$41,654	$4,103

Net income per Partnership Unit	$20.85	$2.67	$0.26

Outstanding weighted Partnership Units	15,593	15,600	15,600

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For the years Ended March 31, 2013, 2012 and 2011

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2010	$(3,660)	$(661,704)	$(665,364)

Net income	41	4,103	4,144

Partners’ deficit at March 31, 2011	(3,619)	(657,601)	(661,220)

Contribution (Note 5)	165,000	-	165,000

Net income	421	41,654	42,075

Partners’ equity (deficit) at March 31, 2012	161,802	(615,947)	(454,145)

Net income	3,283	325,056	328,339

Partners’ equity (deficit) at March 31, 2013	$165,085	$(290,891)	$(125,806)

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

For the years Ended March 31, 2013, 2012 and 2011

	For The Years Ended March 31,
	2013	2012	2011

Cash flows from operating activities:
Net income	$328,339	$42,075	$4,144
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of Local Limited Partnerships	(447,130)	(137,061)	(24,637)
(Increase) decrease in other assets	2,360	(52,425)	(397)
Increase in accrued expenses	166	-	-
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	(60,056)	(5,586)	18,412

Net cash used in operating activities	(176,321)	(152,997)	(2,478)

Cash flows from investing activities:
Proceeds from sale of Local Limited Partnerships	225,765	155,411	25,000

Net cash provided by investing activities	225,765	155,411	25,000

Net increase in cash	49,444	2,414	22,522

Cash, beginning of year	44,664	42,250	19,728

Cash, end of year	$94,108	$44,664	$42,250

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$800	$800

NON-CASH FINANCING ACTIVITIES:
Gain on sale of Local Limited Partnerships was increased and accrued fees and expenses due to the General Partner and affiliates was decreased for sales proceeds paid directly to Associates	$253,114	$-	$-

Advances made to the Partnership by the General Partner in prior years and converted to General Partner equity	$-	$165,000	$-

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the years Ended March 31, 2013, 2012 and 2011

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the years Ended March 31, 2013, 2012 and 2011

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the years Ended March 31, 2013, 2012 and 2011

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

No trading market for the Partnership Units exists or is expected to develop. Limited Partners may be unable to sell their Partnership Units except at a discount and should consider their Partnership Units to be a long-term investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

The Partnership currently has insufficient working capital to fund operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2014.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2013.

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

For the years Ended March 31, 2013, 2012 and 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of March 31, 2012, the Partnership sold its Local Limited Partnership Interest in E.W., Crossing II Limited Dividend Housing Association LP, Comanche Retirement Village Ltd, Candleridge Apartment of Waukee L.P. II, Mountainview Apartments, LP, Chadwick Limited Partnership, Broken Bow Apartments I, L.P. and Sidney Apartments I, L.P.

The following table reflects the 12 Local Limited Partnerships that were sold during the year ended March 31, 2013:

Local Limited Partnership	Debt	Appraisal Value	Date of sale	Proceeds from sale	Sales related expenses	Gain on sale
Autumn Trace Associates	$1,102,000	$1,300,000	6/1/2012	$197,764	$2,953	$194,811

Hickory Lane Associates	568,000	355,000	6/1/2012	22,450	2,297	20,153

Honeysuckle Court Associates	1,111,000	670,000	6/1/2012	22,450	2,963	19,487

Walnut Turn Associates, Ltd	658,000	480,000	6/1/2012	22,450	2,297	20,153

Southcove Associates	1,421,000	1,000,000	6/30/2012	25,000	2,300	22,700

Hereford Seniors Community, Ltd	751,000	405,000	8/24/2012	9,375	2,372	7,003

Palestine Seniors Community, Ltd	1,053,000	475,000	8/24/2012	9,375	3,122	6,253

Garland Street, LP	647,000	320,000	8/31/2012	21,953	3,303	18,650

Pecan Grove, LP	1,033,000	500,000	8/31/2012	21,953	1,854	20,099

Lamesa Seniors Community, Ltd	635, 000	455,000	8/24/2012	9,375	2,372	7,003

Laredo Heights Apartments	890,000	945,000	11/27/2012	111,733	2,751	108,982

Apartment Housing of E. Brewton, LTD (1)	1,043,039	250,000	3/31/2013	5,001	3,165	1,836

All Local Limited Partnerships sold during the year ended March 31, 2013 except for Apartment Housing of E. Brewton LTD had reached the end of the Compliance Period. Therefore, no risk of credit recapture exists.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the years Ended March 31, 2013, 2012 and 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

A portion of the sales proceeds from Autumn Trace Associates, Hickory Lane Associates, Honeysuckle Court Associates and Walnut Turn Associates, Ltd. Totaling $253,114 were paid directly to Associates to reimburse the General Partner or affiliates for accrued asset management fees or operating expenses paid on behalf of the Partnership.

(1) The Compliance Period expires in 2014. The purchaser has guaranteed the Local Limited Partnership will stay in compliance with the Low Income Housing Tax Credit code therefore there is no risk of recapture.

The following table represents the anticipated use of the cash proceeds from the disposition of the 12 Local Limited Partnerships that were disposed of during the year ended March 31, 2013.

Local Limited Partnership	Sale Proceeds	Payment of accrued asset management fees	Reimburse GP or affiliates for expenses	Remaining cash to remain in reserve for future expenses
Autumn Trace Associates	$197,764	$129,265	$65,499	$3,000

Hickory Lane Associates	22,450	19,450	-	3,000

Honeysuckle Court Associates	22,450	19,450	-	3,000

Walnut Turn Associates, Ltd	22,450	19,450	-	3,000

Southcove Associates	25,000	20,000	-	5,000

Hereford Seniors Community, Ltd	9,375	8,375	-	1,000

Palestine Seniors Community, Ltd	9,375	8,375	-	1,000

Garland Street, LP	21,953	8,476	12,477	1,000

Pecan Grove, LP	21,953	8,477	12,476	1,000

Lamesa Seniors Community, Ltd	9,375	8,375	-	1,000

Laredo Heights Apartments	111,733	93,461	13,272	5,000

Apartment Housing of E. Brewton, LTD	5,001	1,459	1,041	2,501

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the years Ended March 31, 2013, 2012 and 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

No distributions will be made to the Limited Partners as a result of these dispositions. Each of the Local Limited Partnerships had completed its Compliance Period so there is no risk of recapture to the investors in the Partnership.

As of March 31, 2013 the Partnership has identified two Local Limited Partnerships for disposition as listed in the table below. The Compliance Period for all of these Local Limited Partnerships have expired so there is no risk of recapture to the investors in the Partnership.

Local Limited Partnership	Debt at 12/31/12	Appraisal value	Estimated sales price	Estimated appraisal expense
Klimpel Manor	$1,716,305	$2,575,000	*	$3,850
Pioneer Street Associates	$1,354,682	$4,810,000	*	$3,100

*	Contracts have been drafted and are currently under review by potential purchasers of the Limited Partnership interests. The purchase prices are still under negotiation for both properties.

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

For the years Ended March 31, 2013, 2012 and 2011

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

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of March 31, 2013, all investment accounts in Local Limited Partnerships had reached zero.

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

Net Income (Loss) Per Partnership Unit

Net income (loss) per Partnership Unit includes no dilution and is computed by dividing loss allocated to Limited Partners by the weighted average Partnership Units outstanding during the period. Calculation of diluted net income (loss) per Partnership Unit is not required.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the years Ended March 31, 2013, 2012 and 2011

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

In May 2011, the FASB issued an update to existing guidance related to fair value measurements on how to measure fair value and what disclosures to provide about fair value measurements. For fair value measurements categorized as level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and narrative description of the sensitivity of the fair value to changes in unobservable inputs. This update is effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not materially affect the Partnership’s financial statements.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the years Ended March 31, 2013, 2012 and 2011

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2013 and 2012 the Partnership owned Local Limited Partnership interests in 2 and 14, Local Limited Partnerships, respectively, each of which owns one Housing Complex, consisting of an aggregate of 189 and 653 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership’s investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2013 and 2012 are approximately $2,516,000 and $396,000, respectively less than the Partnership’s equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined condensed financial statements presented below. This difference is primarily due to acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership’s investment account, impairment losses recorded in the Partnership’s investment account and capital contributions payable to the Local Limited Partnerships which were netted against partner capital in the Local Limited Partnership’s financial statements.

For all periods presented, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership’s estimate of its share of losses for the years ended March 31, 2013, 2012, and 2011 amounting to approximately $34,000, $253,000 and $563,000, respectively, have not been recognized. As of March 31, 2013, the aggregate share of net losses not recognized by the Partnership amounted to approximately $27,000.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the years Ended March 31, 2013, 2012 and 2011

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

COMBINED CONDENSED BALANCE SHEETS

	2012	2011
ASSETS
Buildings and improvements (net of accumulated depreciation as of December 31, 2012 and 2011 of $5,451,000 and $15,330,000, respectively)	$4,577,000	$12,501,000
Land	369,000	1,047,000
Other assets	681,000	2,095,000
Total assets	$5,627,000	$15,643,000

LIABILITIES
Mortgage payable	$4,114,000	$15,040,000
Due to affiliates	3,000	154,000
Other liabilities	294,000	1,081,000

Total liabilities	4,411,000	16,275,000

PARTNERS’ EQUITY (DEFICIT)
WNC Housing Tax Credit Fund IV, L.P., Series 2	2,516,000	396,000
Other partners	(1,300,000)	(1,028,000)
Total partners’ equity deficit	1,216,000	(632,000)
Total liabilities and partners’ equity deficit	$5,627,000	$15,643,000

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the years Ended March 31, 2013, 2012 and 2011

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2012	2011	2010

Revenues	$1,384,000	$3,914,000	$4,234,000

Expenses:
Operating expenses	864,000	2,738,000	3,079,000
Interest expense	228,000	447,000	634,000
Depreciation and amortization	325,000	984,000	1,090,000

Total expenses	1,417,000	4,169,000	4,803,000

Net loss	$(33,000)	$(255,000)	$(569,000)

Net loss allocable to the Partnership	$(34,000)	$(253,000)	$(563,000)

Net loss recorded by the Partnership	$-	$-	$-

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

For the years Ended March 31, 2013, 2012 and 2011

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

Acquisition fees of 8% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of March 31, 2013, 2012 and 2011, the Partnership incurred cumulative acquisition fees of $1,058,950, which have been included in investments in Local Limited Partnerships. As of all periods presented, the fees had been fully amortized or impaired. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time.

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

An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the Invested Assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debt related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $31,130, $42,900 and $42,900, respectively, were incurred during the years ended March 31, 2013, 2012 and 2011, of which $343,124, $47,688, and $0 was paid during the years ended March 31, 2013, 2012 and 2011, respectively.

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

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $108,098 $139,861 and $36,025 during the years ended March 31, 2013, 2012 and 2011, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,
	2013	2012
Asset management fee payable	$219,602	$531,596
Due to affiliate	-	-
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	146	1,322

Total	$219,748	$532,918

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2014.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the years Ended March 31, 2013, 2012 and 2011

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31
2013
Income	$2,000	$2,000	$15,000	$3,000

Operating expenses	95,000	29,000	9,000	8,000

Income (loss) from operations	(93,000)	(27,000)	6,000	(5,000)

Gain on sale of Local Limited Partnerships	277,000	59,000	109,000	2,000

Net income (loss)	184,000	32,000	115,000	(3,000)

Net income (loss) available to Limited Partners	183,000	32,000	114,000	(3,000)

Net income (loss) per Partnership Unit	12	2	7	-

	June 30	September 30	December 31	March 31
2012
Income	$3,000	$6,000	$20,000	$5,000

Operating expenses	26,000	21,000	57,000	25,000

Loss from operations	(23,000)	(15,000)	(37,000)	(20,000)

Gain on sale of Local Limited

Net income (loss)	52,000	(15,000)	7,000	(2,000)

Net income (loss) available to Limited Partners	51,000	(15,000)	7,000	(1,000)

Net income (loss) per Partnership Unit	3	(1)	-	-

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the years Ended March 31, 2013, 2012 and 2011

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

(b)	Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2013. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures,” the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2013.

For purposes of the Securities Exchange Act of 1934, the term “material weakness” is a deficiency, or a combination of deficiencies, in a reporting company’s internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. For the reasons discussed above in this Item 9A, sub-section (a) under the caption “Disclosure Controls and Procedures,” the Partnership’s internal control over financial reporting has not been effective in permitting timely reporting of the Partnership’s financial information. Accordingly, the management of Associates believes that this inability to generate timely reports constitutes a material weakness in its internal control over financial reporting.

(c)	Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

WNC & Associates, Inc. is a California corporation which was organized in 1971. Its officers and significant employees are:

Wilfred N. Cooper, Sr.	Chairman
Wilfred N. Cooper, Jr.	President, Chief Executive Officer and Secretary
Michael J. Gaber	Executive Vice President and Chief Operating Officer
David N. Shafer, Esq.	Executive Vice President
Melanie R. Wenk, CPA	Vice President - Chief Financial Officer
Darrick Metz	Senior Vice President - Originations
Christine A. Cormier	Senior Vice President - Investor Relations
Kelly Henderson	Senior Vice President - Legal Affairs
Anand Kannan	Senior Vice President - Development
Gregory S. Hand	Senior Vice President - Underwriting
Anil Advani	Senior Vice President - Private Label Funds

In addition to Wilfred N. Cooper, Sr., the directors of WNC & Associates, Inc. are Wilfred N. Cooper, Jr., Kay L. Cooper and Jennifer E. Cooper.

Wilfred N. Cooper, Sr. is the founder and Chairman of the Board of Directors of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by WNC & Associates, Inc. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry. Mr. Cooper is a Life Director of the National Association of Home Builders (“NAHB”), a National Trustee for NAHB’s Political Action Committee, and a past Chairman of NAHB’s Multifamily Council. He is a Life Trustee of the National Housing Conference, and a co-founder and Director Emeritus of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr. is President, Chief Executive Officer, Secretary, a Director, and a member of the Investment Committee, of WNC & Associates, Inc. He is President and a Director of, and a registered principal with, WNC Capital Corporation. He has been involved in real estate investment and acquisition activities since 1988 when he joined WNC & Associates, Inc. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper serves on the Orange County Advisory Board of U.S. Bank, the Board of Trustees of NHC, the Editorial Advisory Board of Tax Credit Advisor, and the Tax Policy Council of the National Trust for Historic Preservation. He is a member of the Urban Land Institute and of Vistage International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

Michael J. Gaber is an Executive Vice President, Chief Operating Officer, chair of the Investment Committee, and oversees the Property Acquisition and Investment Management groups, of WNC & Associates, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with WNC & Associates, Inc. since 1997. Prior to joining WNC & Associates, Inc., he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with a large financial institution. Mr. Gaber is a member of the Housing Credit Group of NAHB and of National Housing and Rehabilitation Association (“NH&RA”). Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in business administration - finance.

David N. Shafer is an Executive Vice President, a member of the Investment Committee, and oversees the New Markets Tax Credit group, of WNC & Associates, Inc. He is a registered representative with WNC Capital Corporation. Mr. Shafer has been active in the real estate industry since 1984. Before joining WNC & Associates, Inc. in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, a Director of the Council for Affordable and Rural Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Laws degree in taxation.

Melanie R. Wenk is Vice President - Chief Financial Officer of WNC & Associates, Inc. She oversees WNC’s corporate and partnership accounting group, which is responsible for SEC reporting and New Markets Tax Credit compliance. Prior to joining WNC in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona in 1999 with a Bachelor of Science degree in accounting.

Darrick Metz is Senior Vice President - Originations of WNC & Associates, Inc. He has been involved in multifamily property underwriting, acquisition and investment activities since 1991. Prior to joining WNC in 1999, he was employed by a Minnesota development company specializing in tax credit and market rate multifamily projects. Mr. Metz also worked with the Minnesota Housing Finance Agency (“MHFA”), where he held the position of Senior Housing Development Officer. While at MHFA, he was responsible for the allocation of tax credits, HOME funds and state loan products. Mr. Metz is active in the Qualified Allocation Plan Tax Credit Advisory Committee for the Wisconsin Housing and Economic Development Authority, a member of MHFA’s Multifamily Technical Assistance and a board member of NH&RA. He graduated from St. Cloud State University in 1993 with a Bachelor of Science degree in finance/economics.

Christine A. Cormier is Senior Vice President - Investor Relations of WNC & Associates, Inc. and oversees multi- investor fund equity raising and closings as well as the marketing group. She is a registered representative with WNC Capital Corporation. Ms. Cormier has been active in the real estate industry since 1985. Prior to joining WNC in 2008, Ms. Cormier was with another major tax credit syndicator for over 12 years where she was the Managing Director of investor relations. Ms. Cormier graduated from Bentley University in 1982 with a Bachelor of Science degree (summa cum laude) in accounting and computer science.

Kelly Henderson is Senior Vice President - Legal Affairs of WNC & Associates, Inc. She is responsible for structuring local limited partnership letters of understanding and local limited partnership agreements, coordinating closings with outside counsel and reviewing local limited partnership loan documents. Prior to joining WNC in 2006, she was Vice President - Acquisitions and Senior Counsel with a national tax credit syndicator. Ms. Henderson has been underwriting tax credit properties since 1999. She graduated from the State University of New York at Geneseo in 1993 with a Bachelor of Arts degree in political science and from the New England School of Law in 1996 with a Juris Doctor degree. She is licensed to practice law in the States of New York and Massachusetts.

Anand Kannan is Senior Vice President - Development of WNC & Associates, Inc. and leads the preservation and development teams for Community Preservation Partners, LLC. Prior to joining WNC in 2011, Mr. Kannan served as Associate Director at Vitus Group (previously Pacific Housing Advisors, Inc.), where he developed or consulted on affordable housing projects across the country. His expertise is in the acquisition and rehabilitation of existing low-income housing projects that are or will be financed by tax-exempt bonds, tax credits, and other government subsidies. Prior to his tenure at Vitus Group, Mr. Kannan was associated with Novogradac & Company LLP. Mr. Kannan graduated from the University of California at Berkeley in 2002 with a Bachelor of Arts degree in economics with an emphasis in accounting.

Gregory S. Hand is Senior Vice President - Underwriting of WNC & Associates, Inc. and oversees the property underwriting activities. Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to joining WNC in 1998, he was a portfolio asset manager with a national tax credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Anil Advani is Senior Vice President - Private Label Funds of WNC & Associates, Inc. He oversees all activities pertaining to private label funds, including structuring, originations, underwriting and acquisitions. Mr. Advani has 16 years of experience in affordable housing. Prior to joining WNC in 2011 and rejoining WNC in 2013, he worked for major tax credit syndicators where he was involved in the originations, structuring, and placement to institutional investors of local limited partnership investments. Prior to that, he was associated with a major accounting firm performing due diligence reviews of tax credit investments on behalf of institutional investors. Mr. Advani graduated from the University of Texas at Austin in 1993 with a Bachelor of Arts degree in economics and from The American University - Washington College of Law in 1996 with a Juris Doctor degree.

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

(a) Compensation for Services

For services rendered by the General Partner or an affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any such affiliate may receive an annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the Invested Assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loan on and other debt related to the Housing Complexes owned by such Local Limited Partnerships. The asset management fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Asset management fees of $31,130, $42,900 and $42,900, respectively, were incurred during the years ended March 31, 2013, 2012 and 2011, of which $343,124, $47,688, and $0 was paid during the years ended March 31, 2013, 2012 and 2011, respectively.

Subject to a number of terms and conditions set forth in the Agreement, the General Partner and its affiliates may be entitled to compensation for services actually rendered or to be rendered in connection with (i) selecting, evaluating, structuring, negotiating and closing the Partnership’s investments in Local Limited Partnership Interests, (ii) the acquisition or development of Properties for the Local Limited Partnerships, or (iii) property management services actually rendered by the General Partner or its affiliates respecting the Properties owned by Local Limited Partnerships. The Partnership has completed its investment stage, so no compensation for the services in (i) or (ii) has been paid during the period covered by this report and none will be paid in the future. None of the services described in (iii) were rendered and no such compensation was payable for such services during the periods covered by this report.

(b) Operating Expenses

Reimbursement to the General Partner or any of its affiliates of Operating Cash Expenses is subject to specific restrictions in Section 5.3.3 of the Partnership’s Agreement of Limited Partnership (the “Agreement,” incorporated as Exhibit 3.1 to this report). The Agreement defines “Operating Cash Expenses” as

“ .. . . the amount of cash disbursed by the Partnership . . . in the ordinary course of business for the payment of its operating expenses, such as expenses for management, utilities, repair and maintenance, insurance, investor communications, legal, accounting, statistical and bookkeeping services, use of computing or accounting equipment, travel and telephone expenses, salaries and direct expenses of Partnership employees while engaged in Partnership business, and any other operational and administrative expenses necessary for the prudent operation of the Partnership. Without limiting the generality of the foregoing, Operating Cash Expenses shall include fees paid by the Partnership to any General Partner or any Affiliate of a General Partner permitted by this Agreement and the actual cost of goods, materials and administrative services used for or by the Partnership, whether incurred by a General Partner, an Affiliate of a General Partner or a non- Affiliated Person in performing the foregoing functions. As used in the preceding sentence, actual cost of goods and materials means the actual cost of goods and materials used for or by the Partnership and obtained from entities not Affiliated with a General Partner, and actual cost of administrative services means the pro rata cost of personnel (as if such persons were employees of the Partnership) associated therewith, but in no event to exceed the Competitive amount.”

The Agreement provides that no such reimbursement shall be permitted for services for which a General Partner or any of its Affiliates is entitled to compensation by way of a separate fee. Furthermore, no such reimbursement is to be made for (a) rent or depreciation, utilities, capital equipment or other such administrative items, and (b) salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any “controlling person” of a General Partner or any Affiliate of a General Partner. For the purposes of Section 5.3.4, “controlling person” includes, but is not limited to, any person, however titled, who performs functions for a General Partner or any Affiliate of a General Partner similar to those of: (1) chairman or member of the board of directors; (2) executive management, such as president, vice president or senior vice president, corporate secretary or treasurer; (3) senior management, such as the vice president of an operating division who reports directly to executive management; or (4) those holding 5% or more equity interest in such General Partner or any such Affiliate of a General Partner or a person having the power to direct or cause the direction of such General Partner or any such Affiliate of a General Partner, whether through the ownership of voting securities, by contract or otherwise.

The unpaid operating expenses paid by General Partner or its affiliates on behalf of the Partnership were $146, $1,322 and $2,120 as of March 31, 2013, 2012 and 2011, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of $108,098, $139,861and $36,025 during the years ended March 31, 2013, 2012 and 2011, respectively.

(c) Interest in Partnership

The General Partner receives 1% of the Partnership’s allocated Low Income Housing Tax Credits, which was $0 for each of the years ended December 31, 2012, 2011 and 2010, respectively. The General Partner is also entitled to receive 0.1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2013, 2012 and 2011. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 1% and the Limited Partners 99% of any remaining proceeds. There were no such distributions of cash to the General Partner during the years ended March 31, 2013, 2012 and 2011.

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

(b)	Security Ownership of Certain Beneficial Owners

The following is the only limited partner known to the General Partner to own beneficially in excess of 5% of the outstanding Partnership Units as of March 31, 2013:

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence

(a)	The General Partner manages all of the Partnership’s affairs. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, a the General Partner’s interests in the Partnership, as discussed in Item 11 and in the notes to the Partnership’s financial statements.

(b)	The Partnership has no directors.

Item 14.	Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firms for the years ended March 31:

	2013	2012
Audit Fees	$72,723	$46,113
Audit-related Fees	-	-
Tax Fees	-	3,035
All Other Fees	-	-
TOTAL	$72,723	$49,148

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are preapproved by the General Partner.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	List of financial statements included in Part II hereof

Reports of Independent Registered Public Accounting Firms
Balance Sheets, March 31, 2013 and 2012
Statements of Operations for the years ended March 31, 2013, 2012 and 2011
Statements of Partners’ Equity (Deficit) for the years ended March 31, 2013, 2012 and 2011
Statements of Cash Flows for the years ended March 31, 2013, 2012 and 2011
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

101.	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2013 and 2012, (ii) the Statements of Operations for the years ended March 31, 2013, 2012 and 2011, (iii) the Statements of Partners’ Equity (Deficit) for the years ended March 31, 2013, 2012 and 2011 (iv) the Statements of Cash Flows for the years ended March 31, 2013, 2012 and 2011 and (v) the Notes to Financial Statements

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

WNC Housing Tax Credit Fund IV, L.P., Series 2

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2013

		As of March 31, 2013			As of December 31, 2012
		Partnership’s Total
Local Limited			Original Investment in	Amount of	Mortgage Loans of
Partnership			Local Limited	Investment	Local Limited		Property and	Accumulated	Net Book
Name	Location		Partnerships	Paid to Date	Partnerships	Land	Equipment	Depreciation	Value
Apartment Housing of East Brewton, Ltd.(1)	East Brewton, Alabama	$	*	$ *	$1,043,000	$69,000	$2,285,000	$1,012,000	$1,342,000

Klimpel Manor, Ltd (2)	Fullerton, California		1,774,000	1,774,000	1,716,000	-	3,589,000	1,728,000	1,861,000

Pioneer Street Associates (2)	Bakersfield, California		2,222,000	2,222,000	1,355,000	300,000	4,154,000	2,711,000	1,743,000

			$3,996,000	$3,996,000	$4,114,000	$369,000	$10,028,000	$5,451,000	$4,946,000

*	The Local Limited Partnership Interest was sold subsequent to December 31, 2012 but prior to March 31, 2013

(1)	The Local Limited Partnership Interest was sold subsequent to December 31, 2012 but prior to March 31, 2013

(2)	The Local Limited Partnership was identified for disposition subsequent to March 31, 2013.

WNC Housing Tax Credit Fund IV, L.P., Series 2

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2013

	For the Year Ended December 31, 2012
			Year	Estimated
Local Limited	Rental	Net Income	Investment	Useful Life
Partnership Name	Income	(Loss)	Acquired	(Years)

Apartment Housing of East Brewton, Ltd. (1)	$158,000	$(46,000)	1998	40

Klimpel Manor, Ltd. (2)	474,000	17,000	1994	40

Pioneer Street Associates (2)	697,000	(4,000)	1995	27.5

	$1,329,000	$(33,000)

(1)	The Local Limited Partnership Interest was sold subsequent to December 31, 2012 but prior to March 31, 2013

(2)	The Local Limited Partnership was identified for disposition subsequent to March 31, 2013

WNC Housing Tax Credit Fund IV, L.P., Series 2

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2012

		As of March 31, 2012		As of December 31, 2011
		Partnership’s Total
		Original Investment in	Amount of	Mortgage Loans of
Local Limited		Local Limited	Investment Paid	Local Limited		Property and	Accumulated	Net Book
Partnership Name	Location	Partnerships	to Date	Partnerships	Land	Equipment	Depreciation	Value
Apartment Housing of East Brewton, Ltd.	East Brewton, Alabama	$1,192,000	$1,192,000	$1,057,000	$69,000	$2,285,000	$948,000	$1,406,000

Autumn Trace Associates, Ltd. (1)	Silsbee, Texas	412,000	412,000	1,102,000	30,000	2,029,000	1,355,000	704,000

Garland Street Limited Partnership	Malvarn, Arkansas	164,000	164,000	647,000	29,000	984,000	639,000	374,000

Hereford Seniors Community, Ltd.	Hereford, Texas	167,000	167,000	751,000	57,000	1,014,000	456,000	615,000

Hickory Lane Associates, Ltd (1)	Newton, Texas	174,000	174,000	568,000	61,000	888,000	516,000	433,000

Honeysuckle Court Associates, Ltd. (1)	Vidor, Texas	339,000	339,000	1,111,000	49,000	1,784,000	1,036,000	797,000

Klimpel Manor, Ltd	Fullerton, California	1,774,000	1,774,000	1,754,000	-	3,589,000	1,642,000	1,947,000

Lamesa Seniors Community, Ltd.	Lamesa, Texas	143,000	143,000	635,000	36,000	827,000	508,000	355,000

Laredo Heights Apartments Ltd.	Navasota, Texas	225,000	225,000	890,000	17,000	1,560,000	700,000	877,000

WNC Housing Tax Credit Fund IV, L.P., Series 2

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2012

		As of March 31, 2012		As of December 31, 2011
		Partnership’s Total
		Original Investment in	Amount of	Mortgage Loans
Local Limited		Local Limited	Investment	of Local Limited		Property and	Accumulated	Net Book
Partnership Name	Location	Partnerships	Paid to Date	Partnerships	Land	Equipment	Depreciation	Value
Mountainview North Apartments Limited	Wilkesboro, Partnership North Carolina	*	*	915,000	86,000	1,192,000	465,000	813,000

Palestine Seniors Community, Ltd.	Palestine, Texas	225,000	225,000	1,080,000	45,000	1,480,000	707,000	818,000

Pecan Grove Limited Partnership	Forrest City, Arkansas	240,000	240,000	1,033,000	35,000	1,586,000	1,054,000	567,000

Pioneer Street Associates	Bakersfield, California	2,222,000	2,222,000	1,418,000	300,000	4,217,000	2,586,000	1,931,000

Southcove Associates	Orange Cove, California	2,000,000	2,000,000	1,421,000	175,000	3,414,000	2,147,000	1,442,000

Walnut Turn Associates, Ltd. (1)	Buna, Texas	188,000	188,000	658,000	58,000	982,000	571,000	469,000

		$9,465,000	$9,465,000	$15,040,000	$1,047,000	$27,831,000	$15,330,000	$13,548,000

*	The Local Limited Partnership Interest was sold subsequent to December 31, 2011 but prior to March 31, 2012

(1)	The Local Limited Partnership was identified for disposition and the Local Limited Partnership Interest was sold subsequent to March 31, 2012.

WNC Housing Tax Credit Fund IV, L.P., Series 2

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2012

	For the Year Ended December 31, 2011
			Year	Estimated
Local Limited	Rental	Net Income	Investment	Useful Life
Partnership Name	Income	(Loss)	Acquired	(Years)

Apartment Housing of East Brewton, Ltd.	$152,000	$(82,000)	1998	40

Autumn Trace Associates, Ltd. (1)	333,000	33,000	1994	27.5

Garland Street Limited Partnership	113,000	(10,000)	1994	27.5

Hereford Seniors Community, Ltd.	142,000	(2,000)	1995	40

Hickory Lane Associates, Ltd. (1)	152,000	(7,000)	1995	27.5

Honeysuckle Court Associates, Ltd. (1)	303,000	(45,000)	1995	27.5

Klimpel Manor, Ltd.	475,000	12,000	1994	40

Lamesa Seniors Community, Ltd.	129,000	(800)	1994	40

Laredo Heights Apartments Ltd.	272,000	3,000	1996	45

Mountainview Apartments Limited Partnership	151,000	5,000	1994	40

Palestine Seniors Community, Ltd.	186,000	(30,000)	1994	40

Pecan Grove Limited Partnership	155,000	(54,000)	1994	27.5

Pioneer Street Associates	751,000	22,000	1995	27.5

Southcove Associates	333,000	(73,000)	1994	27.5

Walnut Turn Associates, Ltd. (1)	142,000	(27,000)	1995	27.5

	$3,789,000	$(255,000)

(1)	The Partnership sold its Local Limited Partnership Interest subsequent to March 31, 2012.

WNC Housing Tax Credit Fund IV, L.P., Series 2

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2011

	As of March 31, 2011			As of December 31, 2010
		Partnership’s Total
		Original Investment in	Amount of	Mortgage Loan
Local Limited		Local Limited	Investment Paid	of Local Limited		Property and	Accumulated	Net Book
Partnership Name	Location	Partnerships	to Date	Partnerships	Land	Equipment	Depreciation	Value
Apartment Housing of East Brewton, Ltd.	East Brewton, Alabama	$1,192,000	$1,192,000	$1,069,000	$69,000	$2,285,000	$884,000	1,470,000

Autumn Trace Associates, Ltd.	Silsbee, Texas	412,000	412,000	1,121,000	30,000	2,029,000	1,282,000	777,000

Broken Bow Apartments I, Limited Partnership (1)	Broken Bow, Nebraska	608,000	608,000	69,000	45,000	1,340,000	520,000	865,000

Chadwick Limited Partnership (1)	Edan, North Carolina	378,000	378,000	1,401,000	48,000	2,058,000	724,000	1,382,000

Garland Street Limited Partnership	Malvarn, Arkansas	164,000	164,000	652,000	29,000	953,000	599,000	383,000

Hereford Seniors Community, Ltd.	Hereford, Texas	167,000	167,000	757,000	57,000	1,011,000	413,000	655,000

Hickory Lane Associates, Ltd	Newton, Texas	174,000	174,000	571,000	61,000	888,000	483,000	466,000

Honeysuckle Court Associates, Ltd.	Vidor, Texas	339,000	339,000	1,117,000	49,000	1,784,000	971,000	862,000

Klimpel Manor, Ltd	Fullerton, California	1,774,000	1,774,000	1,790,000	77,000	3,511,000	1,557,000	2,031,000

WNC Housing Tax Credit Fund IV, L.P., Series 2

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2011

	As of March 31, 2011			As of December 31, 2010
		Partnership’s Total
		Original Investment in	Amount of	Mortgage Loans
Local Limited		Local Limited	Investment	of Local Limited		Property and	Accumulated	Net Book
Partnership Name	Location	Partnerships	Paid to Date	Partnerships	Land	Equipment	Depreciation	Value
Lamesa Seniors Community, Ltd.	Lamesa, Texas	143,000	143,000	639,000	36,000	819,000	474,000	381,000

Laredo Heights Apartments Ltd.	Navasota, Texas	225,000	225,000	903,000	17,000	1,548,000	650,000	915,000

Mountainview North Apartments Limited	Wilkesboro, Partnership North Carolina	195,000	195,000	925,000	86,000	1,192,000	441,000	837,000

Palestine Seniors Community, Ltd.	Palestine, Texas	225,000	225,000	1,062,000	45,000	1,459,000	639,000	865,000

Pecan Grove Limited Partnership	Forrest City, Arkansas	240,000	240,000	1,043,000	35,000	1,553,000	984,000	604,000

Pioneer Street Associates	Bakersfield, California	2,222,000	2,222,000	1,477,000	300,000	4,115,000	2,361,000	2,054,000

Sidney Apartments I, Limited Partnership (1)	Sidney, Nebraska	530,000	530,000	256,000	33,000	1,386,000	538,000	881,000

Southcove Associates	Orange Cove, California	2,000,000	2,000,000	1,437,000	175,000	3,414,000	2,028,000	1,561,000

Walnut Turn Associates, Ltd.	Buna, Texas	188,000	188,000	662,000	58,000	982,000	535,000	505,000

		$11,176.000	$11,176,000	$16,951,000	$1,250,000	$32,327,000	$16,083,000	$17,494,000

(1)	The Local Limited Partnership was identified for disposition and the Local Limited Partnership Interest was sold subsequent to March 31, 2011.

WNC Housing Tax Credit Fund IV, L.P., Series 2

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2011

	For the Year Ended December 31, 2010
			Year	Estimated
Local Limited	Rental	Net Income	Investment	Useful Life
Partnership Name	Income	(Loss)	Acquired	(Years)

Apartment Housing of East Brewton, Ltd.	$152,000	$(74,000)	1998	40

Autumn Trace Associates, Ltd.	299,000	(70,000)	1994	27.5

Broken Bow Apartments I, Limited Partnership (1)	62,000	(38,000)	1996	40

Chadwick Limited Partnership (1)	260,000	30,000	1994	50

Garland Street Limited Partnership	106,000	(28,000)	1994	27.5

Hereford Seniors Community, Ltd.	133,000	(17,000)	1995	40

Hickory Lane Associates, Ltd.	134,000	(41,000)	1995	27.5

Honeysuckle Court Associates, Ltd.	290,000	(54,000)	1995	27.5

Klimpel Manor, Ltd.	474,000	(7,000)	1994	40

Lamesa Seniors Community, Ltd.	122,000	(16,000)	1994	40

Laredo Heights Apartments Ltd.	252,000	(27,000)	1996	45

Mountainview Apartments Limited Partnership	146,000	(14,000)	1994	40

Palestine Seniors Community, Ltd.	170,000	(47,000)	1994	40

Pecan Grove Limited Partnership	163,000	(46,000)	1994	27.5

Pioneer Street Associates	707,000	9,000	1995	27.5

Sidney Apartments I, Limited Partnership (1)	89,000	(31,000)	1996	40

Southcove Associates	332,000	(70,000)	1994	27.5

Walnut Turn Associates, Ltd.	140,000	(28,000)	1995	27.5

	$4,031,000	$(569,000)

(1)	The Partnership sold its Local Limited Partnership Interest subsequent to March 31, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC	HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

By:	WNC National Partners, LLC. General Partner

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
President of WNC & Associates, Inc.

Date:	June 18, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date:	June 18, 2013

By:	/s/ Melanie R. Wenk
Melanie R. Wenk,
Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:	June 18, 2013

By:	/s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date:	June 18, 2013

By:	/s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date:	June 18, 2013

