Form 10-Q
period 2013-06-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 2013-08-01
CIK 913497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended June 30, 2013

2

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2013	March 31, 2013

ASSETS

Cash	$77,547	$94,108
Investments in Local Limited Partnerships, net (Note 2)	-	-

Total Assets	$77,547	$94,108

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accrued expenses	$-	$166
Accrued fees and expenses due to General Partner and affiliates (Note 3)	226,282	219,748

Total Liabilities	226,282	219,914

Partners’ equity (deficit):
General Partner	164,856	165,085
Limited Partners (20,000 Partnership Units authorized; 15,593 Partnership Units issued and outstanding)	(313,591)	(290,891)

Total partners’ equity (deficit)	(148,735)	(125,806)

Total liabilities and partners’ equity (deficit)	$77,547	$94,108

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2013 and 2012

(Unaudited)

	2013	2012
	Three Months	Three Months

Reporting fees	$2,000	$2,517

Total operating income	2,000	2,517

Operating expenses:
Asset management fees (Note 3)	5,489	10,725
Legal and accounting fees	14,619	81,748
Other	4,826	2,915

Total operating expenses	24,934	95,388

Loss from operations	(22,934)	(92,871)

Gain (loss) on sale of Local Limited Partnerships	-	277,304

Interest income	5	2

Net income (loss)	$(22,929)	$184,435

Net income(loss) allocated to:
General Partner	$(229)	$1,844

Limited Partners	$(22,700)	$182,591

Net income(loss) per Partnership Unit	$(2)	$12

Outstanding weighted Partnership Units	15,593	15,600

See accompanying notes to condensed financial statements

F-2

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Three Months Ended June 30, 2013

(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2013	$165,085	$(290,891)	$(125,806)

Net loss	(229)	(22,700)	(22,929)

Partners’ equity (deficit) at June 30, 2013	$164,856	(313,591)	(148,735)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2013 and 2012

(Unaudited)

	2013	2012
Cash flows from operating activities:
Net income (loss)	$(22,929)	$184,435
Adjustments to reconcile net income(loss) to net cash provided by (used in) operating activities:
Increase in accrued fees and expenses due to General Partner and affiliates	6,534	97,560
Decrease in accrued expenses	(166)	-
Increase in other assets	-	(2,173)
Gain on sale of Local Limited Partnerships	-	(277,304)

Net cash provided by (used in) operating activities	(16,561)	2,518

Net increase (decrease) in cash	(16,561)	2,518

Cash, beginning of period	94,108	44,664

Cash, end of period	$77,547	$47,182

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-

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

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2013.

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

The Partnership Agreement authorized the sale of up to 20,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units has concluded, and 15,600 Partnership Units representing subscriptions in the amount of $15,241,000, net of volume discounts of $359,000, had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99% of these items in proportion to their respective investments. As of June 30, 2013, a total of 15,593 Partnership units remain outstanding.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2013

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

For the Quarterly Period Ended June 30, 2013

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2014.

Exit Strategy

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs have completed their Compliance Periods.

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. The Compliance Period has ended for all remaining Local Limited Partnerships as of June 30, 2013.

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

For the Quarterly Period Ended June 30, 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2013.

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

On February 24, 2012, the Partnership filed preliminary consent solicitation materials with the Securities and Exchange Commission (“SEC”) regarding the adoption of a plan of liquidation. Definitive materials were filed with the SEC on March 12, 2012. Materials were disseminated to the Limited Partners on March 12, 2012. The Partnership sought approval to have a formal plan of liquidation of selling its limited partnership interests or selling the underlying Housing Complexes of each of the Local Limited Partnerships. On May 8, 2012, the Partnership received the majority vote in favor of the plan for dissolution. Therefore, the Partnership is engaging third party appraisers to appraise several or all of the Local Limited Partnerships in this Partnership. The appraisal is one of the preliminary steps that need to be completed in order to move forward with the approved liquidation plan. The expense incurred for the appraisals, or any other disposition related expenses the Partnership incurs, are being capitalized and will remain on the condensed balance sheet until the respective Local Limited Partnership is sold. At the time of disposition the capitalized costs will be netted with any cash proceeds that are received in order to calculate the gain or loss on the disposition.

As of March 31, 2013, the Partnership sold its Local Limited Partnership Interest in E.W., Crossing II Limited Dividend Housing Association LP, Comanche Retirement Village Ltd, Candleridge Apartment of Waukee L.P. II, Mountainview Apartments, LP, Chadwick Limited Partnership, Broken Bow Apartments I, LP, Sidney Apartments I, LP, Autumn Trace Associates, Hickory Lane Associates, Honeysuckle Court Associates, Walnut Turn Associates, Ltd, Southcove Associates, Hereford Seniors Community, Ltd, Palestine Seniors Community, Ltd, Garland Street, LP, Pecan Grove, LP, Lamesa Seniors Community, Ltd, Laredo Heights Apartments and Apartment Housing of E. Brewton, Ltd.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of June 30, 2013 the Partnership has identified two Local Limited Partnerships for disposition as listed in the table below. The Compliance Periods for both of these Local Limited Partnerships have expired so there is no risk of recapture to the investors in the Partnership.

Local Limited Partnership	Debt at 12/31/12	Appraisal value	Estimated sales price	Estimated appraisal expense

Klimpel Manor	$1,716,305	$2,575,000	$3,906,202	$3,850

Pioneer Street Associates	1,354,682	4,810,000	5,462,723	3,100

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

For the Quarterly Period Ended June 30, 2013

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

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2013 and 2012 has been recorded by the Partnership. Management’s estimate for the three-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

For the Quarterly Period Ended June 30, 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of June 30, 2013, all of the investment balances had reached zero.

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

For the Quarterly Period Ended June 30, 2013

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2013 and March 31, 2013, the Partnership owns Local Limited Partnership interests in 2 Local Limited Partnerships. The Local Limited Partnerships each own one Housing Complex consisting of an aggregate of 189 apartment units. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the three months ended June 30, 2013 and 2012 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2013	2012

Revenue	$304,000	$610,000
Expenses:
Interest expense	54,000	91,000
Depreciation and amortization	65,000	158,000
Operating expenses	182,000	397,000

Total expenses	301,000	646,000

Net loss	$3,000	(36,000)

Net loss allocable to the Partnership	$3,000	(35,000)

Net loss recorded by the Partnership	$-	$-

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2013

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)	An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the Invested Assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debt related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $5,489 and $10,725 were incurred during the three months ended June 30, 2013 and 2012, respectively. The Partnership paid the General Partner and/or its affiliates $1,459 and $207,585 of those fees during the three months ended June 30, 2013 and 2012, respectively.

(b)	A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2003 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

(c)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $17,108 and $65,529 during the three months ended June 30, 2013 and 2012.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	June 30, 2013	March 31, 2013

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$2,650	$146
Asset management fees payable	223,632	219,602
Total	$226,282	$219,748

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2013 and 2012, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2013 consisted of $78,000 in cash. Liabilities at June 30, 2013, consisted of $226,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012. The Partnership’s net loss for the three months ended June 30, 2013 was $(23,000), reflecting a decrease of $(207,000) from the $184,000 net income for the three months ended June 30, 2012. The change is primarily due to no gain on sale of Local Limited Partnerships recorded during the three months ended June 30, 2013 compared to $277,000 recorded during the three months ended June 30, 2012. No Local Limited Partnerships were sold during the three months ended June 30, 2013 compared to five Local Limited Partnerships sold during the three months ended June 30, 2012. The gain recorded varies based on the sales prices and values of the Local Limited Partnerships sold. The legal and accounting expenses decreased by $(67,000) for the three months ended June 30, 2013 due to the timing of the work performed. Asset management fees decreased by $5,000 for the three months ended June 30, 2013. The fees are calculated based on the value of invested assets which decreased due to the sales of Local Limited Partnerships.

Liquidity and Capital Resources

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012. Net cash used in the three months ended June 30, 2013 was $(17,000) compared to $3,000 provided for the three months ended June 30, 2012. During the three months ended June 30, 2013 the Partnership paid $(1,000) and $(17,000) to the General Partner or an affiliate for accrued asset management fees and reimbursement of operating expenses paid on behalf of the Partnership, respectively, compared to no such cash payments during the three months ended June 30, 2012.

3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

During the three months ended June 30, 2013, accrued payables, which consist primarily of related party asset management fees due to the General Partner or affiliates, increased by $7,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at June 30, 2013, to be insufficient to meet all currently foreseeable future cash requirements. However, Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2014.

Recent Accounting Changes

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

5

Part II.	Other Information

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures

NOT APPLICABLE

Item 5	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2013 and March 31, 2013, (ii) the Condensed Statements of Operations for the three months ended June 30, 2013 and June 30, 2012, (iii) the Condensed Statements of Partners’ Equity (Deficit) for the three months ended June 30,2013,(iv) the Condensed Statements of Cash Flows for the three months ended June 30, 2013 and June 30, 2012 and (v) the Notes Condensed to Financial Statements.

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

6

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

By: WNC Tax Credit Partners IV, L.P. General Partner

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date:	August 1, 2013

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date:	August 1, 2013

7