Form 10-Q
period 2013-12-31
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 2014-01-28
CIK 913497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

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

(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended December 31, 2013

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2013	March 31, 2013

ASSETS

Cash	$40,554	$94,108
Investments in Local Limited Partnerships, net (Note 2)	-	-
Other assets	17,823	-

Total Assets	$58,377	$94,108

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accrued expenses	$-	$166
Accrued fees and expenses due to General Partner and affiliates (Note 3)	242,944	219,748

Total Liabilities	242,944	219,914

Partners’ Equity (Deficit):
General Partner	164,497	165,085
Limited Partners (20,000 Partnership Units authorized; 15,588 and 15,593 Partnership Units Issued and outstanding, respectively)	(349,064)	(290,891)

Total Partners’ Equity (Deficit)	(184,567)	(125,806)

Total Liabilities and Partners’ Equity (Deficit)	$58,377	$94,108

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2013 and 2012

(Unaudited)

	2013		2012
	Three Months	Nine Months	Three Months	Nine Months

Reporting fees	$-	$2,000	$15,000	$19,517
Distribution income	-	-	-	-

Total operating income	-	2,000	15,000	19,517

Operating expenses:
Asset management fees (Note 3)	4,321	12,783	6,102	25,641
Legal and accounting fees	2,400	40,239	1,200	90,579
Outsourcing expenses	650	2,787	464	6,843
Write off of other assets	-	-	-	6,950
Other	607	4,965	1,545	3,746

Total operating expenses	7,978	60,774	9,311	133,759

Income (loss) from operations	(7,978)	(58,774)	5,689	(114,242)

Gain on sale of Local Limited Partnerships	-	-	109,232	445,553

Interest income	4	13	7	14

Net income (loss)	$(7,974)	$(58,761)	$114,928	$331,325

Net income (loss) allocated to:
General Partner	$(80)	$(588)	$1,152	$3,311

Limited Partners	$(7,894)	$(58,173)	$113,776	$328,014

Net income (loss) per Partnership Unit	$(1)	$(4)	$7	$21

Outstanding weighted Partnership Units	15,588	15,588	15,600	15,600

See accompanying notes to condensed financial statements

F-2

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Nine Months Ended December 31, 2013

(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2013	$165,085	$(290,891)	$(125,806)

Net loss	(588)	(58,173)	(58,761)

Partners’ equity (deficit) at December 31, 2013	$164,497	$(349,064)	$(184,567)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2013 and 2012

(Unaudited)

	2013	2012

Cash flows from operating activities:
Net income (loss)	$(58,761)	$331,325
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Increase in other assets	(17,823)	(3,946)
Decrease in accrued expenses	(166)	-
Write off of other assets	-	6,950
Gain on sale of Local Limited Partnerships	-	(445,553)
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	23,196	(45,662)

Net cash used in operating activities	(53,554)	(156,886)

Cash flows from investing activities:
Proceeds from sale of Local Limited Partnerships	-	200,764

Net cash provided by investing activities	-	200,764

Net increase (decrease) in cash	(53,554)	43,878

Cash, beginning of period	94,108	44,664

Cash, end of period	$40,554	$88,542

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Gain on sale of Local Limited Partnerships was increased and accrued fees and expenses due to the General Partner and affiliates was decreased for sales proceeds paid directly to Associates	$-	$273,144

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2013.

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

The Partnership Agreement authorized the sale of up to 20,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units has concluded, and 15,600 Partnership Units representing subscriptions in the amount of $15,241,000, net of volume discounts of $359,000, had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99% of these items in proportion to their respective investments. As of December 31, 2013, a total of 15,588 Partnership units remain outstanding.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2013

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

For the Quarterly Period Ended December 31, 2013

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2015.

Exit Strategy

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs have completed their Compliance Periods.

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. The Compliance Period has ended for all remaining Local Limited Partnerships as of December 31, 2013.

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

For the Quarterly Period Ended December 31, 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2013.

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

For the Quarterly Period Ended December 31, 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of December 31, 2013 the Partnership has identified two Local Limited Partnerships for disposition as listed in the table below. The Compliance Periods for both of these Local Limited Partnerships have expired so there is no risk of recapture to the investors in the Partnership.

Local Limited Partnership	Debt at 12/31/12	Appraisal value	Estimated sales price	Estimated sales related expenses
Klimpel Manor	$1,716,305	$2,575,000	$420,000	$14,923
Pioneer Street Associates	1,354,682	4,800,000	*	2,900

*In the process of negotiating with the potential purchaser of the Local Partnership interests. The purchase prices are still under negotiation.

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

For the Quarterly Period Ended December 31, 2013

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

“Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2013 and 2012 has been recorded by the Partnership. Management’s estimate for the three and nine-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

For the Quarterly Period Ended December 31, 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of December 31, 2013, all of the investment balances had reached zero.

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2013

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2013 and March 31, 2013, the Partnership owns Local Limited Partnership interests in 2 Local Limited Partnerships. The Local Limited Partnerships each own one Housing Complex consisting of an aggregate of 189 apartment units. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the nine months ended December 31, 2013 and 2012 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2013	2012

Revenue	$912,000	$1,179,000
Expenses:
Interest expense	162,000	182,000
Depreciation and amortization	196,000	272,000
Operating expenses	544,000	760,000

Total expenses	902,000	1,214,000

Net income (loss)	$10,000	(35,000)

Net income (loss) allocable to the Partnership	$9,000	$(35,000)

Net income (loss) recorded by the Partnership	$-	$-

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

For the Quarterly Period Ended December 31, 2013

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a)	An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the Invested Assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debt related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $12,783 and $25,641 were incurred during the nine months ended December 31, 2013 and 2012, respectively. The Partnership paid the General Partner and its affiliates $1,459 and $343,124 of those fees during the nine months ended December 31, 2013 and 2012, respectively.

(b)	Subordinated Disposition Fee. A subordinated disposition fee is an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a preferred return of 16% through December 31, 2003 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fees were earned during the periods presented.

(c)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements paid were $54,108 and $106,406 during the nine months ended December 31, 2013 and 2012, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	December 31, 2013	March 31, 2013

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$12,019	$146
Asset management fee payable	230,925	219,602
Total	$242,944	$219,748

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2013 and 2012, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2013 consisted of $41,000 in cash and $18,000 in other assets. Liabilities at December 31, 2013 consisted of $243,000 of accrued fees and expenses due to General Partner and affiliates.

Results of Operations

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012. The Partnership’s net loss for the three months ended December 31, 2013 was $(8,000), reflecting a decrease of $(123,000) from the $115,000 net income for the three months ended December 31, 2012. The change was primarily due to a decrease of $(109,000) in gain on sale of Local Limited Partnerships for the three months ended December 31, 2013. The number of dispositions and gain recorded vary based on the sales prices and values of the Local Limited Partnerships sold. Asset management fees decreased by $2,000 for the three months ended December 31, 2013. The fees are calculated based on the value of invested assets which decreased due to the sales of Local Limited Partnerships. The legal and accounting expenses increased by $(1,000) for the three months ended December 31, 2013 due to the timing of the work performed. The reporting fees decreased by $(15,000) for the three months ended December 31, 2013. Local Limited Partnerships pay reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Nine Months Ended December 31, 2013 Compared to Nine Months Ended December 31, 2012. The Partnership’s net loss for the nine months ended December 31, 2013 was $(59,000), reflecting a decrease of $(390,000) from the $331,000 of net income for the nine months ended December 31, 2012. The change is primarily due to no gain on sale of Local Limited Partnerships record during the nine months ended December 31, 2013 compared to $446,000 recorded during the nine months ended December 31, 2012. The gain recorded varies based on the sales prices and values of the Local Limited Partnerships sold. The legal and accounting expenses decreased by $50,000 for the nine months ended December 31, 2013 due to the timing of the work performed. Asset management fees decreased by $13,000 for the nine months ended December 31, 2013. The fees are calculated based on the value of invested assets which decreased due to the sales of Local Limited Partnerships. The reporting fees decreased by $(18,000) for the nine months ended December 31, 2013. Local Limited Partnerships pay reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. There was $7,000 decrease in write off of other assets for the nine months ended December 31, 2013. Capitalized costs from the potential disposition were expensed due to the length of time it has taken to dispose of the property. The outsourcing expenses decreased by $4,000 for the nine months ended December 31, 2013 mainly due to the timing of the data entry management performed for the Partnership.

Liquidity and Capital Resources

Nine Months Ended December 31, 2013 Compared to Nine Months Ended December 31, 2012. The net cash used during the nine months ended December 31, 2013 was $(54,000) compared to $44,000 net cash provided for the nine months ended December 31, 2012. During the nine months ended December 31, 2013, the Partnership received no proceeds from sale of Local Limited Partnerships compared to $201,000 received during the nine months ended December 31, 2012. There was a decrease of $342,000 in cash paid for accrued asset management fees in addition to a decrease of $52,000 in cash paid to the General Partner or an affiliate for reimbursements of operating expenses which were paid on behalf of the Partnership for the nine months ended December 31, 2013. Reimbursement of accrued asset management fees and operating expenses are paid after management reviews the cash position of the Partnership. The reporting fees decreased by $(18,000) for the nine months ended December 31, 2013. Local Limited Partnerships pay reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

During the nine months ended December 31, 2013 accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by $23,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at December 31, 2013, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2015.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures

NOT APPLICABLE

Item 5	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at December 31, 2013 and March 31, 2013, (ii) the Condensed Statements of Operations for the three and nine months ended December 31, 2013 and 2012, (iii) the Condensed Statement of Partner’s Equity (Deficit) for the nine months ended December 31, 2013, (iv) the Condensed Statements of Cash Flows for the nine months ended December 31, 2013 and 2012 and (v) the Notes to Condensed Financial Statements.

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

Date: January 27, 2014

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: January 27, 2014

