Form 10-K
period 2014-03-31
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 2014-06-04
CIK 913497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 0-28370

WNC HOUSING TAX CREDIT FUND IV, L.P., Series 2

(Exact name of registrant as specified in its charter)

California	33-0596399
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17782 Sky Park Circle,
Irvine, CA	92614-6404
(Address of principal executive offices)	(Zip code)

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

Pursuant to a registration statement filed with the Securities and Exchange Commission on October 20, 1993, in July 1994 the Partnership commenced a public offering of 20,000 units of limited partnership interest (“Partnership Units”) at a price of $1,000 per Partnership Unit. As of the close of the public offering, a total of 15,600 Partnership Units representing subscriptions in the amount of $15,241,000, net of volume discounts of $359,000, had been sold. As of March 31, 2014, a total of 15,588 Partnership Units remain outstanding. Holders of Partnership Units are referred to herein as “Limited Partners”.

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

Description of Business

The Partnership’s principal business objective is to provide its Limited Partners with Low Income Housing Tax Credits. The Partnership’s principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which owns and operates a Housing Complex which qualifies for the Low Income Housing Tax Credits. In general, under Section 42 of the Internal Revenue Code, an owner of low income housing can receive the Low Income Housing Tax Credits to be used to reduce Federal taxes otherwise due in each year of a ten-year credit period. Each Housing Complex is subject to a 15-year compliance period (the “Compliance Period”), and under state law may have to be maintained as low income housing for 30 or more years.

As a consequence of the provisions of tax law in effect for dispositions of buildings prior to August 2008, in order to avoid recapture of Low Income Housing Tax Credits, the Partnership expected that it would not dispose of its interests in Local Limited Partnerships (“Local Limited Partnership Interests”) or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. That provision of law was amended in 2008 (i) to provide that there would be no recapture on sale of a Low Income Housing Tax Credit building during the Compliance Period if it were reasonable to expect at the time of sale that the building would continue to be operated as qualified low income housing (see “Exit Strategy” below) and (ii) to eliminate the possibility of posting a bond against potential recapture. The Partnership is not seeking to sell its Local Limited Partnership Interests. And, because of (i) the nature of the Housing Complexes and the Local Limited Partnership Interests, (ii) the difficulty of predicting the resale market for low-income housing, (iii) the current economy, and (iv) the ability of lenders to disapprove of transfer, it is not possible at this time to predict when the liquidation of the Partnership’s assets and the disposition of the proceeds, if any, in accordance with the Partnership’s Agreement of Limited Partnership dated May 4, 1993 as amended on May 15, 1994 (the “Partnership Agreement”), would occur. Furthermore, the codification of the economic substance doctrine as part of 2010 legislation has created some uncertainty about the deductibility of losses from low income housing that is not generating Low Income Housing Tax Credits, and this could have an adverse effect on the resale market for Housing Complexes and Local Limited Partnership Interests. Until a Local Limited Partnership Interest or the related Housing Complex is sold, it is anticipated that the Local General Partner would continue to operate such Housing Complex. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the ten-year credit delivery period and/or the Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Tax Credits.

The Partnership originally invested in twenty-two Local Limited Partnerships, twenty of which have been sold or otherwise disposed of as of March 31, 2014. Each of these Local Limited Partnerships owns or owned a single Housing Complex, all of which were eligible for the Low Income Housing Tax Credits. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

Exit Strategy

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs have completed their Compliance Periods.

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. The Compliance Period has ended for each of the Partnership’s remaining Housing Complexes as of March 31, 2014.

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, Partnership cash flow, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them or the applicable Local Limited Partnership Interests. The objective is to wind down the Partnership after Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of at any time by the General Partner in its discretion. While liquidation of the Housing Complexes or the applicable Local Limited Partnership Interests continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2014.

The proceeds from the disposition of any Housing Complex will be used first to pay debts and other obligations per the applicable Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the partners of the Local Limited Partnership, including the Partnership, in accordance with the terms of the applicable Local Limited Partnership Agreement. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any amounts of cash will be distributed to the Limited Partners, as the proceeds first would be used to pay Partnership obligations and to fund reserves. Similarly, there can be no assurance that the Partnership will be able to sell its Local Limited Partnership Interests, or that cash therefrom would be available for distribution to the Limited Partners.

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

As of March 31, 2014, the Partnership has identified two Local Limited Partnerships for disposition as listed in the table below. The Compliance Periods for all of these Local Limited Partnerships have expired so there is no risk of recapture to the investors in the Partnership.

Local Limited Partnership	Debt at 12/31/13	Appraisal value	Estimated sales price	Estimated sale expenses
Klimpel Manor	$1,675,407	$2,715,000	*	$51,180
Pioneer Street Associates	$1,286,779	$4,800,000	*	$2,900

*Contracts have been drafted and are currently under review by potential purchasers of the Limited Partnership interests. The purchase prices are still under negotiation for both properties.

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

Housing Complexes subsidized by other government programs are subject to additional rules which may make it difficult to operate and sell Housing Complexes. Some or all of the Housing Complexes receive or may receive government financing or operating subsidies in addition to Low Income Housing Tax Credits. The following are risks associated with some such subsidy programs:

●	Obtaining tenants for the Housing Complexes. Government regulations limit the types of people who can rent subsidized housing. These regulations may make it more difficult to rent the residential units in the Housing Complexes.

●	Obtaining rent increases. In many cases rents can only be increased with the prior approval of the subsidizing agency.

●	Limitations on cash distributions. The amount of cash that may be distributed to owners of subsidized Housing Complexes is less than the amount that could be earned by the owners of non-subsidized Housing Complexes.

●	Limitations on sale or refinancing of the Housing Complexes. A Local Limited Partnership may be unable to sell its Housing Complex or to refinance its mortgage loan without the prior approval of the lender or state allocating agency. The lender or state allocating agency may withhold such approval in the discretion of the lender or state allocating agency. Approval may be subject to conditions, including the condition that the purchaser continues to operate the property as affordable housing for terms which could be as long as 30 years or more. In addition, any prepayment of a mortgage may result in the assessment of a prepayment penalty.

●	Limitations on transfers of interests in Local Limited Partnerships. The Partnership may be unable to sell its interest in a Local Limited Partnership without the prior approval of the lender or state allocating agency. The lender or state allocating agency may withhold such approval in the discretion of the lender or state allocating agency. Approval may be subject to conditions.

●	Limitations on removal and admission of Local General Partners. The Partnership may be unable to remove a Local General Partner from a Local Limited Partnership except for cause, such as the violation of the rules of the lender or state allocating authority. Regulations may prohibit the removal of a Local General Partner or permit removal only with the prior approval of the lender. Regulations may also require approval of the admission of a successor Local General Partner even upon the death or other disability of a Local General Partner.

●	Limitations on subsidy payments. Subsidy payments may be fixed in amount and subject to annual legislative appropriations. The rental revenues of a Housing Complex, when combined with the maximum committed subsidy, may be insufficient to meet obligations. Congress or the state legislature, as the case may be, may fail to appropriate or increase the necessary subsidy. In those events, the mortgage lender could foreclose on the Housing Complex unless a workout arrangement could be negotiated.

●	Possible changes in applicable regulations. Legislation may be enacted which adversely revises provisions of outstanding mortgage loans. Such legislation has been enacted in the past.

●	Limited Partners may not receive distributions if Housing Complexes are sold. There is no assurance that Limited Partners will receive any cash distributions from the sale or refinancing of a Housing Complex. The price at which a Housing Complex is sold may not be high enough to pay the mortgage and other expenses at the Local Limited Partnership and Partnerships levels which must be paid at such time. If that happens, a Limited Partner’s return would be derived only from the Low Income Housing Tax Credits and tax losses. Similar risks apply to sales of Local Limited Partnership Interests.

Uninsured casualties could result in losses and recapture. There are casualties which are either uninsurable or not economically insurable. These include earthquakes, floods, wars and losses relating to hazardous materials or environmental matters. If a Housing Complex experienced an uninsured casualty, the Partnership could lose both its invested capital and anticipated profits in such property. Even if the casualty were an insured loss, the Local Limited Partnership might be unable to rebuild the destroyed property. A portion of prior Low Income Housing Tax Credits could be recaptured and future Low Income Housing Tax Credits could be lost if the Housing Complex were not restored within a reasonable period of time. Any liability judgments against the Local Limited Partnership could exceed available insurance proceeds or otherwise materially and adversely affect the Local Limited Partnership. The cost of liability and casualty insurance has increased in recent years. Casualty insurance has become more difficult to obtain and may require large deductible amounts.

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

The Partnership’s investment protection policies will be worthless if the net worth of the Local General Partners is not sufficient to satisfy their obligations. There is a risk that the Local General Partners will be unable to perform their financial obligations to the Partnership. The General Partner has not established a minimum net worth requirement for the Local General Partners. Rather, at the time of the Partnership’s investment, each Local General Partner demonstrated a net worth which the General Partner believed was appropriate under the circumstances. The assets of the Local General Partners are likely to consist primarily of real estate holdings and similar assets. The fair market value of these types of assets is difficult to estimate. These types of assets cannot be readily liquidated to satisfy the financial guarantees and commitments which the Local General Partners make to the Partnership. Moreover, other creditors may have claims on these assets. No escrow accounts or other security arrangements will be established to ensure performance of a Local General Partner’s obligations. The cost to enforce a Local General Partner’s obligations may be high. If a Local General Partner does not satisfy its obligations the Partnership may have no remedy, or the remedy may be limited to removing the Local General Partner as general partner of the Local Limited Partnership.

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner. The asset management fees payable increased (decreased) by $16,000, $(312,000) and $(5,000) for the years ended March 31, 2014, 2013 and 2012 respectively. The Partnership’s future contractual cash obligations consist of its obligations to pay future annual asset management fees and the payables due to the Local Limited Partnerships. The future annual asset management fees will equal approximately $17,000 per year through the termination of the Partnership, which must occur no later than December 31, 2050. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2015.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the Housing Complexes as of the dates or for the periods indicated:

WNC Housing Tax Credit Fund IV, L.P., Series 2

			As of March 31, 2014		As of December 31, 2013
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits	Mortgage Balances of Local Limited Partnership

Klimpel Manor, Ltd. (1)	Fullerton, California	Klimpel Manor Apartments	$1,774,000	$1,774,000	59	$3,360,000	$1,675,000

Pioneer Street Associates (1)	Bakersfield, California	Philip R. Hammond, Jr. and Walter A. Dwelle	2,222,000	2,222,000	112	4,116,000	$1,287,000

			$3,996,000	$3,996,000	171	$7,476,000	$2,962,000

(1) The Local Limited Partnership was identified for disposition as of March 31, 2014.

WNC Housing Tax Credit Fund IV, L.P., Series 2

	For the year ended December 31, 2013

Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

Klimpel Manor, Ltd. (1)	$468,000	$(65,000)	N/A

Pioneer Street Associates (1)	735,000	68,000	N/A

	$1,203,000	$3,000

N/A – All of the Low Income Housing Tax Credits have been allocated to the Partnership and there are no future Low Income Housing Tax Credits expected to be received.

(1) The Local Limited Partnership was identified for disposition as of March 31, 2014.

WNC Housing Tax Credit Fund IV, L.P., Series 2
March 31, 2014

			Occupancy Rates
			As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2013	2012	2011	2010	2009

Apartment Housing of East Brewton, Ltd.	East Brewton, Alabama	Apartment Developers Inc. and Thomas H. Cooksey	N/A	100%	80%	93%	90%

Autumn Trace Associates, Ltd.	Silsbee, Texas	Olsen Securities Corp.	N/A	N/A	95%	95%	83%

Broken Bow Apartments I, Limited Partnership	Broken Bow, Nebraska	Retro Development, Inc.	N/A	N/A	N/A	94%	100%

Candleridge Apartments of Waukee L.P. II	Waukee, Iowa	Eric A. Sheldahl	N/A	N/A	N/A	N/A	100%

Chadwick Limited Partnership	Edan, North Carolina	Boyd Management, Inc. Gordon L. Blackwell and Regency Investment Associates	N/A	N/A	N/A	98%	98%

Comanche Retirement Village, Ltd.	Comanche, Texas	Max L. Rightmer	N/A	N/A	N/A	N/A	N/A

Crossings II Limited Dividend Housing Association Limited Partnership	Portage, Michigan	Raymond T. Cato, Jr.	N/A	N/A	N/A	N/A	N/A

EW, a Wisconsin Limited Partnership	Evansville, Wisconsin	Philip Wallis, James Poehlman, Cynthia Solfest Wallis, and Anita Poehlman	N/A	N/A	N/A	N/A	N/A

Garland Street Limited Partnership	Malvarn, Arkansas	Conrad L. Beggs, Audrey D. Beggs, Russell J. Altizer, and Marjorie L. Beggs	N/A	N/A	100%	100%	94%

Hereford Seniors Community, Ltd.	Hereford, Texas	Winston Sullivan	N/A	N/A	100%	100%	96%

Hickory Lane Associates, Ltd.	Newton, Texas	Olsen Securities Corp.	N/A	N/A	92%	100%	92%

Honeysuckle Court Associates, Ltd.	Vidor, Texas	Olsen Securities Corp.	N/A	N/A	98%	96%	100%

WNC Housing Tax Credit Fund IV, L.P., Series 2

March 31, 2014

			Occupancy Rates
			As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2013	2012	2011	2010	2009

Klimpel Manor, Ltd.	Fullerton, California	Klimpel Manor Apartments	98%	98%	97%	100%	98%

Lamesa Seniors Community, Ltd.	Lamesa, Texas	Winston Sullivan	N/A	N/A	100%	96%	100%

Laredo Heights Apartments Ltd.	Navasota, Texas	Donald W. Sowell	N/A	N/A	94%	94%	92%

Mountainview Apartments Limited Partnership	North Wilkesboro, North Carolina	John C. Loving and Gordon D. Brown, Jr.	N/A	N/A	100%	100%	100%

Palestine Seniors Community, Ltd.	Palestine, Texas	Winston Sullivan	N/A	N/A	98%	93%	95%

Pecan Grove Limited Partnership	Forrest City, Arkansas	Conrad Beggs, Audrey Beggs and Russell Altizer	N/A	N/A	84%	91%	97%

Pioneer Street Associates	Bakersfield, California	Philip R. Hammond, Jr. and Walter A. Dwelle	79%	79%	88%	95%	80%

Sidney Apartments I, Limited Partnership	Sidney, Nebraska	Retro Development, Inc. And Most Worshipful Prince Hall Grand Lodge	N/A	N/A	N/A	89%	100%

Southcove Associates	Orange Cove, California	Philip R. Hammond, Jr. and Diane M. Hammond	N/A	N/A	94%	98%	98%

Walnut Turn Associates, Ltd.	Buna, Texas	Olsen Securities Corp.	N/A	N/A	92%	92%	96%

		Weighted average	86%	88%	93%	96%	93%

N/A – The Partnership sold its interest in the Local Limited Partnership prior to the respective year end.

Item 3. Legal Proceedings

NONE

Item 4. Mine Safety Disclosures

NOT APPLICABLE

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

a)	The Partnership Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Partnership Units and none exists. Partnership Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

b)	At March 31, 2014 there were 824 Limited Partners and no assignees of Partnership Units who were not admitted as Limited Partners.

c)	The Partnership was not designed to provide operating cash distributions to Limited Partners. It is possible that the Partnership could make distributions from sale proceeds, if the Partnership is able to sell its Local Limited Partnership Interests or Housing Complexes for more than the related closing costs and any then accrued obligations of the Partnership. There can be no assurance in this regard. Any distributions would be made in accordance with the terms of the Partnership Agreement. For all periods presented there were no cash distributions to the Limited Partners.

d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

e)	The Partnership does not issue common stock.

f)	No unregistered securities were sold by the Partnership during the years ended March 31, 2014.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6. Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,

	2014	2013	2012	2011	2010

ASSETS
Cash	$40,557	$94,108	$44,664	$42,250	$19,728
Investments in Local Limited Partnerships, net	-	-	-	-	-
Other assets	54,080	-	34,109	34	-

Total Assets	$94,637	$94,108	$78,773	$42,284	$19,728

LIABILITIES
Accrued expenses	$-	$166	$-	$-	$-
Accrued fees and expenses due to General Partner and affiliates	292,423	219,748	532,918	703,504	685,092

Total Liabilities	$292,423	$219,914	$532,918	$703,504	$685,092

PARTNERS’ EQUITY (DEFICIT)	(197,786)	(125,806)	(454,145)	(661,220)	(665,364)

Total Liabilities and Partners’ Equity (Deficit)	$94,637	$94,108	$78,773	$42,284	$19,728

Selected results of operations, cash flows and other information for the Partnership are as follows:

	For the Years Ended March 31,
	2014	2013	2012	2011	2010

Loss from operations	$(71,995)	$(118,812)	$(94,999)	$(20,505)	$(68,929)
Gain on sale of Local Limited Partnerships	-	447,130	137,061	24,637	-
Interest income	15	21	13	12	11
Net income (loss)	$(71,980)	$328,339	$42,075	$4,144	$(68,918)

Net income (loss) allocated to:
General Partner	$(720)	$3,283	$421	$41	$(689)

Limited Partners	$(71,260)	$325,056	$41,654	$4,103	$(68,229)

Net income (loss) per Partnership Unit	$(4.57)	$20.85	$2.67	$0.26	$(4.37)

Outstanding weighted Partnership Units	15,588	15,593	15,600	15,600	15,600

	For the Years Ended March 31,
	2014	2013	2012	2011	2010

Net cash provided by (used in):

Operating activities	$(53,551)	$(176,321)	$(152,997)	$(2,478)	$(11,885)
Investing activities	-	225,765	155,411	25,000	-

Net change in cash	(53,551)	49,444	2,414	22,522	(11,885)

Cash, beginning of year	94,108	44,664	42,250	19,728	31,613

Cash, end of year	$40,557	$94,108	$44,664	$42,250	$19,728

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

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2010 remain open.

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

Financial Condition

The Partnership’s assets at March 31, 2014 consisted of $41,000 in cash and $54,000 in other assets. Liabilities at March 31, 2014 consisted of $292,000 of accrued fees and expenses due to General Partner and affiliates (See “Future Contractual Cash Obligations” below).

Results of Operations

Year Ended March 31,2014 Compared to Year Ended March 31, 2013 The Partnership’s net loss for the year ended March 31, 2014 was $(72,000), reflecting a decrease of approximately $400,000 from the net income experienced for the year ended March 31, 2013 of $328,000. The decrease in net income was mainly due to no gain on sale of Local Limited Partnerships for the year ended March 31, 2014 compared to $447,000 for year ended March 31, 2013. The gains recorded by the Partnership can vary depending on the sales prices of the Housing Complexes or Local Limited Partnerships that are being sold. Legal and accounting expenses decreased by $(45,000) due to the timing of the accounting work performed. Distribution income and reporting fees decreased by $(15,000) and $(5,000), respectively for the year ended March 31, 2014. These fees vary as Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. Asset management fees decreased by $14,000 for the year ended March 31, 2014. The fees are calculated based on the value of invested assets which decreased due to the sales of Local Limited Partnerships. Write off of other assets decreased by $7,000 for the year ended March 31, 2014. Capitalized costs from the potential disposition of Local Limited Partnerships were expensed during the prior year due to the length of time it has taken to dispose of the properties.

Year Ended March 31,2013 Compared to Year Ended March 31, 2012 The Partnership’s net income for the year ended March 31,2013 was $328,000, reflecting an increase of approximately $286,000 from the net income experienced for the year ended March 31, 2012 of $42,000. The increase in net income was mainly due to an increase of $310,000 in gain on sale of Local Limited Partnerships for the year ended March 31, 2013. The gains recorded by the Partnership can vary depending on the sales prices of the Housing Complexes or Local Limited Partnerships that are being sold. Legal and accounting expenses increased by $(21,000) due to the timing of the accounting work performed. There was a $(7,000) increase in write off of other assets for the year ended March 31, 2012. Capitalized costs from the potential disposition of Local Limited Partnerships were expensed due to the length of time it has taken to dispose of the properties. Distribution income and reporting fees increased (decreased) by $(17,000) and $4,000, respectively for the year ended March 31, 2013. These fees vary as Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. Asset management fees decreased by $12,000 for the year ended March 31, 2013. The fees are calculated based on the value of invested assets which decreased due to the sales of Local Limited Partnerships.

Liquidity and Capital Resources

Year Ended March 31, 2014 Compared to Year Ended March 31, 2013 The net decrease in cash during the year ended March 31, 2014 was $(54,000) compared to a net increase in cash for the year ended March 31, 2013 of $49,000. During the year ended March 31, 2014, the Partnership received no sales proceeds compared to $226,000 received during the year ended March 31, 2013. During the year ended March 31, 2014 the Partnership paid $(1,000) of accrued asset management fees to the general partner or affiliate compared to $(156,000) paid during the year ended March 31, 2013. Additionally, during the year ended March 31, 2014, the Partnership reimbursed the General Partner or an affiliate $(54,000) for operating expenses that were paid on its behalf compared to $(41,000) reimbursed during the year ended March 31, 2013. The reimbursements of operating expenses and accrued asset management fees are paid after management reviews the cash position of the Partnership.

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

Accrued payables, which consist primarily of related party asset management fees due to the General Partner, increased (decreased) by approximately $73,000, $(313,000) and $(171,000), for the years ended March 31, 2014, 2013 and 2012 respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2015.

Other Matters

Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2014:

	2015	2016	2017	2018	2019	Thereafter	Total

Asset management fees(1)	$309,707	$17,284	$17,284	$17,284	$17,284	$535,804	$914,647
Total contractual cash obligations	$309,707	$17,284	$17,284	$17,284	$17,284	$535,804	$914,647

(1)	Asset management fees are payable annually until termination of the Partnership, which is to occur no later than December 31, 2050. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes owned at March 31, 2014 until December 31, 2050. Amounts due to the General Partner as of March 31, 2014 have been included in the 2015 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

For additional information regarding our asset management fees and payables to Local Limited Partnerships, see Notes 3 to the financial statements included elsewhere herein.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Partners

WNC Housing Tax Credit Fund IV, L.P., Series 2

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund IV, L.P., Series 2 (the “Partnership”) as of March 31, 2014 and 2013, and the related statements of operations, partners’ equity (deficit), and cash flows for the years then ended. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund IV, L.P., Series 2 as of March 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 15(a)(2) in the index related to the years ended March 31, 2014 and 2013 is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ CohnReznick LLP

Bethesda, Maryland
June 3, 2014

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Partners

WNC Housing Tax Credit Fund IV, L.P., Series 2

We have audited the accompanying statements of operations, partners’ deficit and cash flows of WNC Housing Tax Credit Fund IV, L.P., Series 2 (the Partnership) for the year ended March 31, 2012. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, WNC Housing Tax Credit Fund IV, L.P., Series 2’s results of its operations and its cash flows for the year ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 15(a)(2) in the index related to year above are presented for the purpose of complying with the Securities and Exchange Commission’s rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied to the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C

Bethesda, Maryland
June 14, 2012

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

BALANCE SHEETS

	March 31,
	2014	2013
ASSETS
Cash	$40,557	$94,108
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-
Other assets	54,080	-

Total Assets	$94,637	$94,108

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accrued expenses	$-	$166
Accrued fees and expenses due to General Partner and affiliates (Note 3)	292,423	219,748

Total Liabilities	292,423	219,914

Partners’ Equity (Deficit)
General Partner	164,365	165,085
Limited Partners (20,000 Partnership Units authorized; 15,588 and 15,593, respectively, Partnership Units issued and outstanding)	(362,151)	(290,891)

Total Partners’ Equity (Deficit)	(197,786)	(125,806)

Total Liabilities and Partners’ Equity (Deficit)	$94,637	$94,108

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

STATEMENTS OF OPERATIONS

For the years Ended March 31, 2014, 2013 and 2012

	For the Years Ended March 31,
	2014	2013	2012

Operating income:
Distribution income	$-	$15,000	$31,688
Reporting fees	2,000	6,767	2,850
Total operating income	2,000	21,767	34,538

Operating expenses:
Asset management fees (Note 3)	17,104	31,130	42,900
Accounting and legal fees	45,755	90,847	70,021
Write-off of other assets	-	6,950	-
Other	11,136	11,652	16,616
Total operating expenses	73,995	140,579	129,537

Loss from operations	(71,995)	(118,812)	(94,999)

Gain on sale of Local Limited Partnerships	-	447,130	137,061

Interest income	15	21	13

Net income (loss)	$(71,980)	$328,339	$42,075

Net income (loss) allocated to:
General Partner	$(720)	$3,283	$421
Limited Partners	$(71,260)	$325,056	$41,654

Net income (loss) per Partnership Unit	$(4.57)	$20.85	$2.67

Outstanding weighted Partnership Units	15,588	15,593	15,600

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For the years Ended March 31, 2014, 2013 and 2012

	General Partner	Limited Partners	Total

Partners’ deficit at March 31, 2011	$(3,619)	$(657,601)	$(661,220)

Contribution (Note 5)	165,000	-	165,000

Net income	421	41,654	42,075

Partners’ equity (deficit) at March 31, 2012	161,802	(615,947)	(454,145)

Net income	3,283	325,056	328,339

Partners’ equity (deficit) at March 31, 2013	165,085	(290,891)	(125,806)

Net loss	(720)	(71,260)	(71,980)

Partners’ equity (deficit) at March 31, 2014	$164,365	$(362,151)	$(197,786)

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

For the years Ended March 31, 2014, 2013 and 2012

	For The Years Ended March 31,
	2014	2013	2012

Cash flows from operating activities:
Net income (loss)	$(71,980)	$328,339	$42,075
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of Local Limited Partnerships	-	(447,130)	(137,061)
(Increase) decrease in other assets	(54,080)	2,360	(52,425)
Increase (decrease) in accrued expenses	(166)	166	-
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	72,675	(60,056)	(5,586)

Net cash used in operating activities	(53,551)	(176,321)	(152,997)

Cash flows from investing activities:
Proceeds from sale of Local Limited Partnerships	-	225,765	155,411

Net cash provided by investing activities	-	225,765	155,411

Net increase (decrease) in cash	(53,551)	49,444	2,414

Cash, beginning of year	94,108	44,664	42,250

Cash, end of year	$40,557	$94,108	$44,664

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-	$800

NON-CASH FINANCING ACTIVITIES:
Gain on sale of Local Limited Partnerships was increased and accrued fees and expenses due to the General Partner and affiliates was decreased for sales proceeds paid directly to Associates	$-	$253,114	$-
Advances made to the Partnership by the General Partner in prior years and converted to General Partner equity	$-	$-	$165,000

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the years Ended March 31, 2014, 2013 and 2012

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

The Partnership Agreement authorized the sale of up to 20,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units has concluded, and 15,600 Partnership Units representing subscriptions in the amount of $15,241,000, net of volume discounts of $359,000, had been accepted. As of March 31, 2014, a total of 15,588 Partnership Units remain outstanding. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99% of these items in proportion to their respective investments.

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

For the years Ended March 31, 2014, 2013 and 2012

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the years Ended March 31, 2014, 2013 and 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

No trading market for the Partnership Units exists or is expected to develop. Limited Partners may be unable to sell their Partnership Units except at a discount and should consider their Partnership Units to be a long-term investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

The Partnership currently has insufficient working capital to fund operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2015.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2014.

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

For the years Ended March 31, 2014, 2013 and 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of March 31, 2013, the Partnership sold its Local Limited Partnership Interest in E.W., Crossing II Limited Dividend Housing Association LP, Comanche Retirement Village Ltd, Candleridge Apartment of Waukee L.P. II, Mountainview Apartments, LP, Chadwick Limited Partnership, Broken Bow Apartments I, LP, Sidney Apartments I, LP, Autumn Trace Associates, Hickory Lane Associates, Honeysuckle Court Associates, Walnut Turn Associates, Ltd, Southcove Associates, Hereford Seniors Community, Ltd, Palestine Seniors Community, Ltd, Garland Street, LP, Pecan Grove, LP, Lamesa Seniors Community, Ltd, Laredo Heights Apartments and Apartment Housing of E. Brewton,Ltd.

As of March 31, 2014, the Partnership has identified two Local Limited Partnerships for disposition as listed in the table below. The Compliance Periods for all of these Local Limited Partnerships have expired so there is no risk of recapture to the investors in the Partnership.

Local Limited Partnership	Debt at 12/31/13	Appraisal value	Estimated sales price	Estimated sale expenses

Klimpel Manor	$1,675,407	$2,715,000	*	$51,180

Pioneer Street Associates	$1,286,779	$4,800,000	*	$2,900

*Contracts have been drafted and are currently under review by potential purchasers of the Limited Partnership interests. The purchase prices are still under negotiation for both properties.

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the years Ended March 31, 2014, 2013 and 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of March 31, 2014, all investment accounts in Local Limited Partnerships had reached zero.

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

For the years Ended March 31, 2014, 2013 and 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2010 remain open.

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the years Ended March 31, 2014, 2013 and 2012

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2014 and 2013 the Partnership owned Local Limited Partnership interests in 2 Local Limited Partnerships, each of which owns one Housing Complex, consisting of an aggregate of 171 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership’s investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2014 and 2013 are approximately $2,224,000 and $2,516,000, respectively, less than the Partnership’s equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined condensed financial statements presented below. This difference is primarily due to acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership’s investment account, impairment losses recorded in the Partnership’s investment account and capital contributions payable to the Local Limited Partnerships which were netted against partner capital in the Local Limited Partnership’s financial statements.

For all periods presented, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership’s estimate of its share of income (loss) for the years ended March 31, 2014, 2013, and 2012 amounting to approximately $4,000, $(34,000) and $(253,000), respectively, have not been recognized. As of March 31, 2014, the aggregate share of net losses not recognized by the Partnership amounted to approximately $62,000.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the years Ended March 31, 2014, 2013 and 2012

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

COMBINED CONDENSED BALANCE SHEETS

	2013	2012
ASSETS
Buildings and improvements (net of accumulated depreciation as of December 31, 2013 and 2012 of $4,463,000 and $5,451,000 respectively)	$3,056,000	$4,577,000
Land	300,000	369,000
Other assets	637,000	681,000
Total assets	$3,993,000	$5,627,000

LIABILITIES
Mortgage payable	$2,962,000	$4,114,000
Due to affiliates	-	3,000
Other liabilities	168,000	294,000

Total liabilities	3,130,000	4,411,000

PARTNERS’ EQUITY (DEFICIT)
WNC Housing Tax Credit Fund IV, L.P., Series 2	2,224,000	2,516,000
Other partners	(1,361,000)	(1,300,000)
Total partners’ equity (deficit)	863,000	1,216,000
Total liabilities and partners’ equity (deficit)	$3,993,000	$5,627,000

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the years Ended March 31, 2014, 2013 and 2012

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2013	2012	2011

Revenues	$1,247,000	$1,384,000	$3,914,000

Expenses:
Operating expenses	209,000	864,000	2,738,000
Interest expense	250,000	228,000	447,000
Depreciation and amortization	785,000	325,000	984,000

Total expenses	1,244,000	1,417,000	4,169,000

Net income (loss)	$3,000	$(33,000)	$(255,000)

Net income (loss) allocable to the Partnership	$4,000	$(34,000)	$(253,000)

Net income (loss) recorded by the Partnership	$-	$-	$-

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

For the years Ended March 31, 2014, 2013 and 2012

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

Acquisition fees of 8% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of March 31, 2014, 2013 and 2012, the Partnership incurred cumulative acquisition fees of $1,058,950, which have been included in investments in Local Limited Partnerships. As of all periods presented, the fees had been fully amortized or impaired. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition expenses was recorded, the accumulated amortization was reduced to zero at that time.

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

An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the Invested Assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debt related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $17,104, $31,130 and $42,900, respectively, were incurred during the years ended March 31, 2014, 2013 and 2012, of which $1,459, $343,124, and $47,688 was paid during the years ended March 31, 2014, 2013 and 2012, respectively.

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

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements paid were $54,108, $108,098 and $139,861 during the years ended March 31, 2014, 2013 and 2012, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,
	2014	2013

Asset management fee payable	$235,247	$219,602
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	57,176	146

Total	$292,423	$219,748

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2015.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the years Ended March 31, 2014, 2013 and 2012

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31
2014
Income	$2,000	$-	$-	$-

Operating expenses	25,000	28,000	8,000	13,000

Loss from operations	(23,000)	(28,000)	(8,000)	(13,000)

Net loss	(23,000)	(28,000)	(8,000)	(13,000)

Net loss available to Limited Partners	(23,000)	(28,000)	(8,000)	(12,000)

Net loss per Partnership Unit	(1)	(2)	(1)	(1)

	June 30	September 30	December 31	March 31
2013
Income	$2,000	$2,000	$15,000	$3,000

Operating expenses	95,000	29,000	9,000	8,000

Income (loss) from operations	(93,000)	(27,000)	6,000	(5,000)

Gain on sale of Local Limited Partnerships	277,000	59,000	109,000	2,000

Net income (loss)	184,000	32,000	115,000	(3,000)

Net income (loss) available to Limited Partners	183,000	32,000	114,000	(3,000)

Net income (loss) per Partnership Unit	12	2	7	-

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the years Ended March 31, 2014, 2013 and 2012

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

(b)	Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2014. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures,” the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2014.

For purposes of the Securities Exchange Act of 1934, the term “material weakness” is a deficiency, or a combination of deficiencies, in a reporting company’s internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. For the reasons discussed above in this Item 9A, sub-section (a) under the caption “Evaluation of disclosure controls and procedures,” the Partnership’s internal control over financial reporting has not been effective in permitting timely reporting of the Partnership’s financial information. Accordingly, the management of Associates believes that this inability to generate timely reports constitutes a material weakness in its internal control over financial reporting.

(c)	Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information

NONE

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

(a)	Identification of Directors, (b) Identification of Executive Officers, (c) Identification of Certain Significant Employees, (d) Family Relationships, and (e) Business Experience

The Partnership has no directors, executives officers or employees of its own. The business of the Partnership is conducted primarily through Associates. Associates is a California corporation which was organized in 1971. The following biographical information is presented for the officers and employees of Associates with principal responsibility for the Partnership’s affairs.

WNC & Associates, Inc. is a California corporation which was organized in 1971. Its officers and significant employees are:

Wilfred N. Cooper, Sr.	Chairman
Wilfred N. Cooper, Jr.	President, Chief Executive Officer and Secretary
Michael J. Gaber	Executive Vice President and Chief Operating Officer
David N. Shafer, Esq.	Executive Vice President
Melanie R. Wenk, CPA	Vice President – Chief Financial Officer
Darrick Metz	Senior Vice President – Originations
Christine A. Cormier	Senior Vice President – Investor Relations
Kelly Henderson	Senior Vice President – Legal Affairs
Anand Kannan	Senior Vice President – Development
Gregory S. Hand	Senior Vice President – Underwriting
Anil Advani	Senior Vice President – Private Label Funds

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

Melanie R. Wenk is Vice President – Chief Financial Officer of WNC & Associates, Inc. She oversees WNC’s corporate and partnership accounting group, which is responsible for SEC reporting and New Markets Tax Credit compliance. Prior to joining WNC in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona in 1999 with a Bachelor of Science degree in accounting.

Darrick Metz is Senior Vice President – Originations of WNC & Associates, Inc. He has been involved in multifamily property underwriting, acquisition and investment activities since 1991. Prior to joining WNC in 1999, he was employed by a Minnesota development company specializing in tax credit and market rate multifamily projects. Mr. Metz also worked with the Minnesota Housing Finance Agency (“MHFA”), where he held the position of Senior Housing Development Officer. While at MHFA, he was responsible for the allocation of tax credits, HOME funds and state loan products. Mr. Metz is active in the Qualified Allocation Plan Tax Credit Advisory Committee for the Wisconsin Housing and Economic Development Authority, a member of MHFA’s Multifamily Technical Assistance and a board member of NH&RA. He graduated from St. Cloud State University in 1993 with a Bachelor of Science degree in finance/economics.

Christine A. Cormier is Senior Vice President – Investor Relations of WNC & Associates, Inc. and oversees multi-investor fund equity raising and closings as well as the marketing group. She is a registered representative with WNC Capital Corporation. Ms. Cormier has been active in the real estate industry since 1985. Prior to joining WNC in 2008, Ms. Cormier was with another major tax credit syndicator for over 12 years where she was the Managing Director of investor relations. Ms. Cormier graduated from Bentley University in 1982 with a Bachelor of Science degree (summa cum laude) in accounting and computer science.

Kelly Henderson is Senior Vice President – Legal Affairs of WNC & Associates, Inc. She is responsible for structuring local limited partnership letters of understanding and local limited partnership agreements, coordinating closings with outside counsel and reviewing local limited partnership loan documents. Prior to joining WNC in 2006, she was Vice President – Acquisitions and Senior Counsel with a national tax credit syndicator. Ms. Henderson has been underwriting tax credit properties since 1999. She graduated from the State University of New York at Geneseo in 1993 with a Bachelor of Arts degree in political science and from the New England School of Law in 1996 with a Juris Doctor degree. She is licensed to practice law in the States of New York and Massachusetts.

Anand Kannan is Senior Vice President – Development of WNC & Associates, Inc. and leads the preservation and development teams for Community Preservation Partners, LLC. Prior to joining WNC in 2011, Mr. Kannan served as Associate Director at Vitus Group (previously Pacific Housing Advisors, Inc.), where he developed or consulted on affordable housing projects across the country. His expertise is in the acquisition and rehabilitation of existing low-income housing projects that are or will be financed by tax-exempt bonds, tax credits, and other government subsidies. Prior to his tenure at Vitus Group, Mr. Kannan was associated with Novogradac & Company LLP. Mr. Kannan graduated from the University of California at Berkeley in 2002 with a Bachelor of Arts degree in economics with an emphasis in accounting.

Gregory S. Hand is Senior Vice President – Underwriting of WNC & Associates, Inc. and oversees the property underwriting activities. Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to joining WNC in 1998, he was a portfolio asset manager with a national tax credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Anil Advani is Senior Vice President – Private Label Funds of WNC & Associates, Inc. He oversees all activities pertaining to private label funds, including structuring, originations, underwriting and acquisitions. Mr. Advani has 16 years of experience in affordable housing. Prior to joining WNC in 2011 and rejoining WNC in 2013, he worked for major tax credit syndicators where he was involved in the originations, structuring, and placement to institutional investors of local limited partnership investments. Prior to that, he was associated with a major accounting firm performing due diligence reviews of tax credit investments on behalf of institutional investors. Mr. Advani graduated from the University of Texas at Austin in 1993 with a Bachelor of Arts degree in economics and from The American University – Washington College of Law in 1996 with a Juris Doctor degree.

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

Item 11. Executive Compensation

The General Partner and its affiliates are not permitted under Section 5.6 of the Partnership’s Agreement to receive any salary, fees, profits, distributions or allocations from the Partnership or any Local Limited Partnership in which the Partnership invests except as expressly allowed by the Agreement. The compensation and other economic benefits to the General Partner and its Affiliates provided for in the Agreement and paid during the periods covered by this report or that could be paid in the future periods are summarized below.

(a)	Compensation for Services

For services rendered by the General Partner or an affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any such affiliate may receive an annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the Invested Assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loan on and other debt related to the Housing Complexes owned by such Local Limited Partnerships. The asset management fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Asset mmanagement fees of $17,104, $31,130 and $42,900, respectively, were incurred during the years ended March 31, 2014, 2013 and 2012, of which $1,459, $343,124, and $47,688 was paid during the years ended March 31, 2014, 2013 and 2012,respectively.

Subject to a number of terms and conditions set forth in the Agreement, the General Partner and its affiliates may be entitled to compensation for property management services actually rendered by the General Partner or its affiliates respecting the Housing Complexes owned by Local Limited Partnerships. None property management services were rendered and no compensation was payable for such services during the periods covered by this report.

(b)	Operating Expenses

Reimbursement to the General Partner or any of its affiliates of Operating Cash Expenses is subject to specific restrictions in Section 5.3.3 of the Partnership Agreement. The Agreement defines “Operating Cash Expenses” as

“ .. . . the amount of cash disbursed by the Partnership . . . in the ordinary course of business for the payment of its operating expenses, such as expenses for management, utilities, repair and maintenance, insurance, investor communications, legal, accounting, statistical and bookkeeping services, use of computing or accounting equipment, travel and telephone expenses, salaries and direct expenses of Partnership employees while engaged in Partnership business, and any other operational and administrative expenses necessary for the prudent operation of the Partnership. Without limiting the generality of the foregoing, Operating Cash Expenses shall include fees paid by the Partnership to any General Partner or any Affiliate of a General Partner permitted by this Agreement and the actual cost of goods, materials and administrative services used for or by the Partnership, whether incurred by a General Partner, an Affiliate of a General Partner or a non-Affiliated Person in performing the foregoing functions. As used in the preceding sentence, actual cost of goods and materials means the actual cost of goods and materials used for or by the Partnership and obtained from entities not Affiliated with a General Partner, and actual cost of administrative services means the pro rata cost of personnel (as if such persons were employees of the Partnership) associated therewith, but in no event to exceed the Competitive amount.”

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

The unpaid operating expenses paid by General Partner or its affiliates on behalf of the Partnership were $57,176, $146 and $1,322 as of March 31, 2014, 2013 and 2012, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of $54,108, $108,098 and $139,861 during the years ended March 31, 2014, 2013 and 2012, respectively.

(c)	Interest in Partnership

The General Partner receives 1% of the Partnership’s allocated Low Income Housing Tax Credits, which was $0 for each of the years ended December 31, 2013, 2012 and 2011, respectively. The General Partner is also entitled to receive 1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2014, 2013 and 2012. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 10% and the Limited Partners 90% of any remaining proceeds. There were no such distributions of cash to the General Partner during the years ended March 31, 2014, 2013 and 2012.

(d)	Subordinated Disposition Fee

The General Partner may receive a subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2003 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all periods presented.

(e)	Compensation Committee Interlocks and Insider Participation

The Partnership has no compensation committee

(f)	Compensation Committee Report

The Partnership has no compensation committee

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Securities Authorized for Issuance Under Equity Compensation Plans

The Partnership has no compensation plans under which interests in the Partnership are authorized for issuance.

(b)	Security Ownership of Certain Beneficial Owners

The following is the only limited partner known to the General Partner to own beneficially in excess of 5% of the outstanding Partnership Units as of March 31, 2014:

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

The management and control of Associates and its affiliates may be changed at any time in accordance with their respective organizational documents, without the consent or approval of the Limited Partners. In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

(a)	The General Partner manages all of the Partnership’s affairs. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner’s interests in the Partnership, as discussed in Item 11 and in the notes to the Partnership’s financial statements.

(b)	The Partnership has no directors.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firms for the years ended March 31:

	2014	2013
Audit Fees	$24,050	$72,723
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$24,050	$72,723

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are preapproved by the General Partner.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	List of financial statements included in Part II hereof

Reports of Independent Registered Public Accounting Firms
Balance Sheets, March 31, 2014 and 2013
Statements of Operations for the years ended March 31, 2014, 2013 and 2012
Statements of Partners’ Equity (Deficit) for the years ended March 31, 2014, 2013 and 2012
Statements of Cash Flows for the years ended March 31, 2014, 2013 and 2012
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

101.	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2014 and 2013, (ii) the Statements of Operations for the years ended March 31, 2014, 2013 and 2012, (iii) the Statements of Partners’ Equity (Deficit) for the years ended March 31, 2014, 2013 and 2012 (iv) the Statements of Cash Flows for the years ended March 31, 2014, 2013 and 2012 and (v) the Notes to Financial Statements

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

WNC Housing Tax Credit Fund IV, L.P., Series 2

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2014

		As of March 31, 2014		As of December 31, 2013
Local Limited Partnership Name	Location	Partnership’s Total Original Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Loans of Local Limited Partnerships	Land	Property and Equipment	Accumulated Depreciation	Net Book Value
Klimpel Manor, Ltd (1)	Fullerton, California	$1,774,000	$1,774,000	$1,675,000	$-	$3,589,000	$1,814,000	$1,775,000

Pioneer Street Associates (1)	Bakersfield, California	2,222,000	2,222,000	1,287,000	300,000	3,930,000	2,649,000	1,581,000

		$3,996,000	$3,996,000	$2,962,000	$300,000	$7,519,000	$4,463,000	$3,356,000

(1) The Local Limited Partnership was identified for disposition as of March 31, 2014.

WNC Housing Tax Credit Fund IV, L.P., Series 2

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2014

	For the Year Ended December 31, 2013
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Estimated Useful Life (Years)

Klimpel Manor, Ltd. (1)	468,000	(65,000)	1994	40

Pioneer Street Associates (1)	735,000	68,000	1995	27.5

	$1,203,000	$3,000

(1) The Local Limited Partnership was identified for disposition as of March 31, 2014

WNC Housing Tax Credit Fund IV, L.P., Series 2

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2013

		As of March 31, 2013				As of December 31, 2012
Local Limited Partnership Name	Location	Partnership’s Total Original Investment in Local Limited Partnerships		Amount of Investment Paid to Date		Mortgage Loans of Local Limited Partnerships	Land	Property and Equipment	Accumulated Depreciation	Net Book Value
Apartment Housing of East Brewton, Ltd.	East Brewton, Alabama	$	*	$	*	$1,043,000	$69,000	$2,285,000	$1,012,000	$1,342,000

Klimpel Manor, Ltd (1)	Fullerton, California		1,774,000		1,774,000	1,716,000	-	3,589,000	1,728,000	1,861,000

Pioneer Street Associates (1)	Bakersfield, California		2,222,000		2,222,000	1,355,000	300,000	4,154,000	2,711,000	1,743,000

			$3,996,000		$3,996,000	$4,114,000	$369,000	$10,028,000	$5,451,000	$4,946,000

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

Date: June 3, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date: June 3, 2014

By:	/s/ Melanie R. Wenk
Melanie R. Wenk,
Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date: June 3, 2014

By:	/s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date: June 3, 2014

By:	/s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date: June 3, 2014

