Form 10-Q
period 2014-06-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 2014-08-12
CIK 913497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended June 30, 2014

2

Part I. Financial Information

Item 1. Financial Statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2014	March 31, 2014

ASSETS

Cash	$20,558	$40,557
Investments in Local Limited Partnerships, net (Note 2)	-	-
Other assets	55,694	54,080

Total Assets	$76,252	$94,637

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$290,666	$292,423

Total Liabilities	290,666	292,423

Partners’ equity (deficit):
General Partner	164,199	164,365
Limited Partners (20,000 Partnership Units authorized; 15,573 and 15,588, respectively, Partnership Units issued and outstanding)	(378,613)	(362,151)

Total partners’ equity (deficit)	(214,414)	(197,786)

Total liabilities and partners’ equity (deficit)	$76,252	$94,637

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2014 and 2013

(Unaudited)

	2014	2013
	Three Months	Three Months

Operating income:
Reporting fees	$-	$2,000

Total operating income	-	2,000

Operating expenses:
Asset management fees (Note 3)	4,321	5,489
Legal and accounting fees	3,953	14,619
Other	8,355	4,826

Total operating expenses	16,629	24,934

Loss from operations	(16,629)	(22,934)

Interest income	1	5

Net loss	$(16,628)	$(22,929)

Net loss allocated to:
General Partner	$(166)	$(229)

Limited Partners	$(16,462)	$(22,700)

Net loss per Partnership Unit	$(1)	$(2)

Outstanding weighted Partnership Units	15,573	15,593

See accompanying notes to condensed financial statements

F-2

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Three Months Ended June 30, 2014

(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2014	$164,365	$(362,151)	$(197,786)

Net loss	(166)	(16,462)	(16,628)

Partners’ equity (deficit) at June 30, 2014	$164,199	$(378,613)	$(214,414)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2014 and 2013

(Unaudited)

	2014	2013
Cash flows from operating activities:
Net loss	$(16,628)	$(22,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in other assets	(1,614)	-
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	(1,757)	6,534
Decrease in accrued expenses	-	(166)

Net cash used in operating activities	(19,999)	(16,561)

Net decrease in cash	(19,999)	(16,561)

Cash, beginning of period	40,557	94,108

Cash, end of period	$20,558	$77,547

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2014

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2014.

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

The Partnership Agreement authorized the sale of up to 20,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units has concluded, and 15,600 Partnership Units representing subscriptions in the amount of $15,241,000, net of volume discounts of $359,000, had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99% of these items in proportion to their respective investments. As of June 30, 2014, a total of 15,573 Partnership units remain outstanding.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2014

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

For the Quarterly Period Ended June 30, 2014

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2015.

Exit Strategy

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs have completed their Compliance Periods.

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. The Compliance Period has ended for all remaining Local Limited Partnerships as of June 30, 2014.

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

For the Quarterly Period Ended June 30, 2014

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2014.

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

As of March 31, 2014, the Partnership sold its Local Limited Partnership Interest in E.W., Crossing II Limited Dividend Housing Association LP, Comanche Retirement Village Ltd, Candleridge Apartment of Waukee L.P. II, Mountainview Apartments, LP, Chadwick Limited Partnership, Broken Bow Apartments I, LP, Sidney Apartments I, LP, Autumn Trace Associates, Hickory Lane Associates, Honeysuckle Court Associates, Walnut Turn Associates, Ltd, Southcove Associates, Hereford Seniors Community, Ltd, Palestine Seniors Community, Ltd, Garland Street, LP, Pecan Grove, LP, Lamesa Seniors Community, Ltd, Laredo Heights Apartments and Apartment Housing of E. Brewton, Ltd.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2014

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of June 30, 2014 the Partnership has identified two Local Limited Partnerships for disposition as listed in the table below. The Compliance Periods for both of these Local Limited Partnerships have expired so there is no risk of recapture to the investors in the Partnership.

Local Limited Partnership	Debt at 12/31/13	Appraisal value	Estimated sales price	Estimated sale expenses

Klimpel Manor	$1,675,407	$2,715,000	*	$52,794

Pioneer Street Associates	$1,286,779	$3,920,000	*	$2,900

*Contracts have been drafted and are currently under review by potential purchasers of the Limited Partnership interests. The purchase prices are still under negotiation for both properties.

The proceeds from the disposition of any of the Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the partners of the Local Limited Partnership, including the Partnership, in accordance with the terms of the particular Local Limited Partnership Agreement. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership, as the proceeds first would be used to pay Local Limited Partnership obligations and funding of reserves.

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

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2014 and 2013 has been recorded by the Partnership. Management’s estimate for the three-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2014

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of June 30, 2014, all of the investment balances had reached zero.

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

For the Quarterly Period Ended June 30, 2014

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2011 remain open.

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

For the Quarterly Period Ended June 30, 2014

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2014 and March 31, 2014, the Partnership owns Local Limited Partnership interests in 2 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 171 apartment units. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the three months ended June 30, 2014 and 2013 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2014	2013

Revenue	$312,000	$304,000
Expenses:
Interest expense	52,000	54,000
Depreciation and amortization	63,000	65,000
Operating expenses	196,000	182,000

Total expenses	311,000	301,000

Net income	$1,000	3,000

Net income allocable to the Partnership	$1,000	3,000

Net income recorded by the Partnership	$-	$-

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2014

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)	An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the Invested Assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debt related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $4,321 and $5,489 were incurred during the three months ended June 30, 2014 and 2013, respectively. The Partnership paid the General Partner and/or its affiliates $0 and $1,459 of those fees during the three months ended June 30, 2014 and 2013, respectively.

(b)	A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2003 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

(c)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $20,000 and $17,108 during the three months ended June 30, 2014 and 2013.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	June 30, 2014	March 31, 2014

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$51,098	$57,176
Asset management fees payable	239,568	235,247
Total	$290,666	$292,423

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2014 and 2013, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2014 consisted of $21,000 in cash and $56,000 in other assets. Liabilities at June 30, 2014, consisted of $291,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013. The Partnership’s net loss for the three months ended June 30, 2014 was $(17,000), reflecting a decrease of $6,000 from the $(23,000) net loss for the three months ended June 30, 2013. The legal and accounting expenses decreased by $11,000 for the three months ended June 30, 2014 due to the timing of the work performed. Asset management fees decreased by $1,000 for the three months ended June 30, 2014. The fees are calculated based on the value of invested assets which decreased due to the sales of Local Limited Partnerships. Reporting fees decreased by $(2,000) for the three months ended June 30, 2014. These fees vary as Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. Other expenses increased by $(4,000) for the three months ended June 30, 2014 compared to June 30, 2013. The change was largely due to the professional services for proxy fulfillment and voting.

Liquidity and Capital Resources

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013. Net cash used in the three months ended June 30, 2014 was $(20,000) compared to $(17,000) for the three months ended June 30, 2013. During the three months ended June 30, 2014 the Partnership paid $0 and $(20,000) to the General Partner or an affiliate for accrued asset management fees and reimbursement of operating expenses paid on behalf of the Partnership, respectively, compared to $(1,000) and $(17,000) paid during the three months ended June 30, 2013. Reporting fees decreased by $(2,000) for the three months ended June 30, 2014 as discussed above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

During the three months ended June 30, 2014, accrued payables, which consist primarily of related party asset management fees due to the General Partner or affiliates, decreased by $(2,000). The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at June 30, 2014, to be insufficient to meet all currently foreseeable future cash requirements. However, Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2015.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

The Partnership has a Local Limited Partnership interest in Klimpel Manor, Ltd. (“Klimpel Manor”), a California Limited Partnership. Klimpel Manor owns and operates an apartment complex.

On June 4, 2013, the Partnership filed with the District Court for Orange County, California a Complaint for Dissolution and Winding Up of Limited Partnership, Appointment of Receiver, Accounting, and Declaratory Relief, against Klimpel Manor Apartments, the general partner of Klimpel Manor (“Klimpel Manor G.P.”).

The first cause of action is for dissolution and winding up of the Local Limited Partnership pursuant to Corporations Code Sec. 15908.02(a), because it is not reasonably practicable to carry on the activities of the Local Limited Partnership in conformity with the Limited Partnership Agreement. Among other things, the Partnership is entitled to dissolution of the Local Limited Partnership and a winding up because Klimpel Manor, G.P. has a conflict of interest with the Partnership and the limited partner, Klimpel Manor, G.P. is not acting in the best interests of the Partnership and the limited partner as it is not using good judgment in the manner it is operating the Local Limited Partnership. Klimpel Manor, G.P. has bitter and antagonistic feelings towards the Partnership which causes the general partner to be unable to operate the Local Limited Partnership in a reasonable manner. Therefore, the Partnership has the right to elect to dissolve the Local Limited Partnership pursuant to Section 15.1 of the Limited Partnership Agreement. Additional causes of action are appointment of receiver, accounting, and declaratory relief.

A brief description of the factual basis underlying the legal proceeding is as follows: Klimpel Manor, G.P. was sent written notice on February 20, 2013 and again on April 19, 2013 of the Partnership’s election to dissolve and wind up the affairs of the Local Limited Partnership. Klimpel Manor, G.P. ignored the Partnership’s election to dissolve and wind up the affairs of the Local Limited Partnership, and failed and refused to consent to dissolution of the Local Limited Partnership. Throughout 2012, and on several occasions in 2013, the Partnership advised Klimpel Manor G.P. of opportunities to sell the apartment complex, which is the primary asset of the Local Limited Partnership, for a price equal to or in excess of its present fair market value. On each occasion, Klimpel Manor G.P. refused to consider selling the apartment complex because the general partner did not believe that its present fair market value would return sufficient revenue for Klimpel Manor G.P. to recover what it considered to be a reasonable return on its capital investment.

The Partnership contends the Klimpel Manor should be dissolved and its affairs wound up at the earliest reasonable time. Klimpel Manor G.P. should be removed and a receiver should be appointed to take control over Klimpel Manor. The assets of Klimpel Manor should be sold at the earliest reasonable time, and a final accounting should be prepared of the books and records of Klimpel Manor. Since the filing, the Partnership has been in discussions with the Local Limited Partner to settle the matter whereby the General Partner will resign making way for the sale of the Partnership’s Local Limited Partnership interest in Klimpel Manor.

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures

NOT APPLICABLE

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2014 and March 31, 2014, (ii) the Condensed Statements of Operations for the three months ended June 30, 2014 and June 30, 2013, (iii) the Condensed Statements of Partners’ Equity (Deficit) for the three months ended June 30, 2014, (iv) the Condensed Statements of Cash Flows for the three months ended June 30, 2014 and June 30, 2013 and (v) the Notes Condensed to Financial Statements.

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

By:	WNC Tax Credit Partners IV, L.P. General Partner

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date:	August 12, 2014

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date:	August 12, 2014

8