Form 10-Q
period 2014-09-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 2014-11-13
CIK 913497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended September 30, 2014

2

Part I. Financial Information

Item 1. Financial Statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2014	March 31, 2014

ASSETS

Cash	$12,558	$40,557
Investments in Local Limited Partnerships, net (Note 2)	-	-
Other assets	97,726	54,080

Total Assets	$110,284	$94,637

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$351,535	292,423

Total Liabilities	351,535	292,423

Partners’ Equity (Deficit):
General Partner	163,930	164,365
Limited Partners (20,000 Partnership Units authorized; 15,573 and 15,588, respectively, Partnership Units issued and outstanding)	(405,181)	(362,151)

Total Partners’ Equity (Deficit)	(241,251)	(197,786)

Total Liabilities and Partners’ Equity (Deficit)	$110,284	94,637

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2014 and 2013

(Unaudited)

	2014		2013
	Three Months	Six Months	Three Months	Six Months

Reporting fees	$2,000	$2,000	$-	$2,000

Total operating income	2,000	2,000	-	2,000

Operating expenses:
Asset management fees (Note 3)	4,321	8,642	2,973	8,462
Legal and accounting fees	17,200	21,153	23,220	37,839
Outsourcing expenses	1,267	2,355	1,487	2,137
Other expenses	6,050	13,317	182	4,358

Total operating expenses	28,838	45,467	27,862	52,796

Loss from operations	(26,838)	(43,467)	(27,862)	(50,796)

Interest income	1	2	4	9

Net loss	$(26,837)	$(43,465)	$(27,858)	$(50,787)

Net loss allocated to:
General Partner	$(269)	$(435)	$(279)	$(508)

Limited Partners	$(26,568)	$(43,030)	$(27,579)	$(50,279)

Net loss per Partnership Unit	$(2)	$(3)	$(2)	$(3)

Outstanding weighted Partnership Units	15,573	15,573	15,593	15,593

See accompanying notes to condensed financial statements

F-2

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Six Months Ended September 30, 2014

(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2014	$164,365	$(362,151)	$(197,786)

Net loss	(435)	(43,030)	(43,465)

Partners’ equity (deficit) at September 30, 2014	$163,930	$(405,181)	$(241,251)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2014 and 2013

(Unaudited)

	2014	2013
Cash flows from operating activities:
Net loss	$(43,465)	$(50,787)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued fees and expenses due to General Partner and affiliates	59,112	34,396
Decrease in accrued expenses	-	(166)
Increase in other assets	(43,646)	-

Net cash used in operating activities	(27,999)	(16,557)

Net decrease in cash	(27,999)	(16,557)

Cash, beginning of period	40,557	94,108

Cash, end of period	$12,558	$77,551

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2014

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2014.

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

The Partnership Agreement authorized the sale of up to 20,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units has concluded, and 15,600 Partnership Units representing subscriptions in the amount of $15,241,000, net of volume discounts of $359,000, had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99% of these items in proportion to their respective investments. As of September 30, 2014 and March 31, 2014, a total of 15,573 and 15,588 Partnership units remain outstanding, respectively.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2014

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

For the Quarterly Period Ended September 30, 2014

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2015.

Exit Strategy

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs have completed their Compliance Periods.

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. The Compliance Period has ended for all remaining Local Limited Partnerships as of September 30, 2014.

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

For the Quarterly Period Ended September 30, 2014

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2014.

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

For the Quarterly Period Ended September 30, 2014

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of September 30, 2014 the Partnership has identified two Local Limited Partnerships for disposition as listed in the table below. The Compliance Periods for both of these Local Limited Partnerships have expired so there is no risk of recapture to the investors in the Partnership.

Local Limited Partnership	Debt at 12/31/13	Appraisal value	Estimated sales price	Estimated sale expenses

Klimpel Manor	$1,675,407	$2,715,000	*	$94,576

Pioneer Street Associates	$1,286,779	$3,920,000	*	$3,150

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

For the Quarterly Period Ended September 30, 2014

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

“Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2014 and 2013 has been recorded by the Partnership. Management’s estimate for the three and six-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

For the Quarterly Period Ended September 30, 2014

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of September 30, 2014 all of the investment balances had reached zero.

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

For the Quarterly Period Ended September 30, 2014

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2014 and March 31, 2014, the Partnership owns Local Limited Partnership interests in 2 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 189 apartment units. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the six months ended September 30, 2014 and 2013 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2014	2013

Revenue	$624,000	$608,000
Expenses:
Interest expense	104,000	108,000
Depreciation and amortization	126,000	131,000
Operating expenses	392,000	363,000

Total expenses	622,000	602,000

Net income	$2,000	$6,000

Net income allocable to the Partnership	$2,000	$6,000

Net income (loss) recorded by the Partnership	$-	$-

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

For the Quarterly Period Ended September 30, 2014

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a)	An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the Invested Assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debt related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $8,642 and $8,462 were incurred during the six months ended September 30, 2014 and 2013, respectively. The Partnership paid the General Partner and its affiliates $0 and $1,459 of those fees during the six months ended September 30, 2014 and 2013, respectively.

(b)	Subordinated Disposition Fee. A subordinated disposition fee is an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a preferred return of 16% through December 31, 2003 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fees were earned during the periods presented.

(c)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $30,000 and $17,108 during the six months ended September 30, 2014 and 2013, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	September 30, 2014	March 31, 2014

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$107,646	$57,176
Asset management fee payable	243,889	235,247
Total	$351,535	$292,423

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2014 and 2013, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2014 consisted of $13,000 in cash and $98,000 in other assets. Liabilities at September 30, 2014 consisted of $352,000 of accrued fees and expenses due to General Partner and affiliates.

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013. The Partnership’s net loss for the three months ended September 30, 2014 was $27,000, reflecting a decrease of $1,000 from the $28,000 net loss for the three months ended September 30, 2013. The legal and accounting expenses decreased by $6,000 for the three months ended September 30, 2014 due to the timing of the work performed. The reporting fees increased by $2,000 for the three months ended September 30, 2014. Local Limited Partnerships pay reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. The other expenses increased by $6,000 for the three month ended September 30, 2014. The change was largely due to the professional services for proxy fulfillment, voting, printing and mailing.

Six Months Ended September 30, 2014 Compared to Six Months Ended September 30, 2013. The Partnership’s net loss for the six months ended September 30, 2014 was $43,000, reflecting a decrease of $8,000 from the $51,000 net loss for the six months ended September 30, 2013. The legal and accounting expenses decreased by $17,000 for the six months ended September 30, 2014 due to the timing of the work performed. Other expenses increased by $9,000 for the six months ended September 30, 2014 compared to September 30, 2013. The change was largely due to the professional services for proxy fulfillment, voting, printing and mailing.

Liquidity and Capital Resources

Six Months Ended September 30, 2014 Compared to Six Months Ended September 30, 2013. The net cash used during the six months ended September 30, 2014 was $28,000 compared to net cash used during the six months ended September 30, 2013 of $17,000. During the six months ended September 30, 2014 the Partnership paid $0 and $30,000 to the General Partner or an affiliate for accrued asset management fees and reimbursement of operating expenses paid on behalf of the Partnership, respectively, compared to $1,000 and $17,000 paid during the six months ended September 30, 2013. Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fees and operating expenses reimbursements will be paid to the General Partner or an affiliates

During the six months ended September 30, 2014 accrued payables, which consist primarily of asset management fees to the General Partner or affiliates, increased by $59,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at September 30, 2014, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2015.

Recent Accounting Changes

In January 2014, the FASB issued an amendment to the accounting and disclosure requirements for investments in qualified affordable housing projects. The amendments provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for interim and annual periods beginning after December 15, 2014 and should be applied retrospectively to all periods presented. Early adoption is permitted. The adoption of this update is not expected to materially affect the Partnership’s financial statements.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures NOT APPLICABLE

Item 5	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at September 30, 2014 and March 31, 2014, (ii) the Condensed Statements of Operations for the three and six months ended September 30, 2014 and September 30, 2013, (iii) the Condensed Statement of Partners’ Equity (Deficit) for the six months ended September 30, 2014 (iv) the Condensed Statements of Cash Flows for the six months ended September 30, 2014 and September 30, 2013 and (v) the Notes to Condensed Financial Statements.

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

By:	WNC Tax Credit Partners IV, L.P. General Partner

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date: November 13, 2014

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 13, 2014

