Form 10-Q
period 2014-12-31
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 2015-02-13
CIK 913497

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 0-26869

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

California	33-0563307
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17782 Sky Park Circle, Irvine, CA 92614
( Address of principle executive offices )
(714) 662-5565
(Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended December 31, 2014

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	December 31, 2014	March 31, 2014
ASSETS

Cash	$12,559	$40,557
Investments in Local Limited Partnerships, net (Note 2)	-	-
Other assets	87,127	54,080

Total Assets	$99,686	$94,637

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$365,058	$292,423

Total Liabilities	365,058	292,423

Partners’ Equity (Deficit):
General Partner	163,689	164,365
Limited Partners (20,000 Partnership Units
authorized; 15,573 and 15,588, respectively, Partnership Units Issued and outstanding, respectively)	(429,061)	(362,151)

Total Partners’ Equity (Deficit)	(265,372)	(197,786)

Total Liabilities and Partners’ Equity (Deficit)	$99,686	$94,637

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2014 and 2013
(Unaudited)

	2014		2013
	Three Months	Nine Months	Three Months	Nine Months

Reporting fees	$-	$2,000	$-	$2,000

Operating expenses:
Asset management fees (Note 3)	4,321	12,963	4,321	12,783
Legal and accounting fees	1,280	22,433	2,400	40,239
Outsourcing expenses	650	3,005	650	2,787
Write off of other assets	17,823	17,823	-	-
Other	47	13,364	607	4,965

Total operating expenses	24,121	69,588	7,978	60,774

Loss from operations	(24,121)	(67,588)	(7,978)	(58,774)

Interest income	-	2	4	13

Net loss	$(24,121)	$(67,586)	$(7,974)	$(58,761)

Net loss allocated to:
General Partner	$(241)	$(676)	$(80)	$(588)

Limited Partners	$(23,880)	$(66,910)	$(7,894)	$(58,173)

Net loss per Partnership Unit	$(2)	$(4)	$(1)	$(4)

Outstanding weighted Partnership Units	15,573	15,573	15,588	15,588

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Nine Months Ended December 31, 2014
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2014	$164,365	$(362,151)	$(197,786)

Net loss	(676)	(66,910)	(67,586)

Partners’ equity (deficit) at December 31, 2014	$163,689	$(429,061)	$(265,372)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2014 and 2013
(Unaudited)

	2014	2013
Cash flows from operating activities:
Net loss	$(67,586)	$(58,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in other assets	(50,870)	(17,823)
Decrease in accrued expenses	-	(166)
Write off of other assets	17,823	-
Increase in accrued fees and expenses due to
General Partner and affiliates	72,635	23,196

Net cash used in operating activities	(27,998)	(53,554)

Net decrease in cash	(27,998)	(53,554)

Cash, beginning of period	40,557	94,108

Cash, end of period	$12,559	$40,554

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2014
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2014.

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

The Partnership Agreement authorized the sale of up to 20,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units has concluded, and 15,600 Partnership Units representing subscriptions in the amount of $15,241,000, net of volume discounts of $359,000, had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership.  The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99% of these items in proportion to their respective investments. As of December 31, 2014 and March 31, 2014, a total of 15,573 and 15,588 Partnership units remain outstanding, respectively.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2014
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

For the Quarterly Period Ended December 31, 2014
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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2016.

Exit Strategy

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits.  The initial programs have completed their Compliance Periods.

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits.  A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. The Compliance Period has ended for all remaining Local Limited Partnerships as of December 31, 2014.

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

For the Quarterly Period Ended December 31, 2014
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2014.

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2014
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of December 31, 2014 the Partnership has identified two Local Limited Partnerships for disposition as listed in the table below. The Compliance Periods for both of these Local Limited Partnerships have expired so there is no risk of recapture to the investors in the Partnership.

Local Limited Partnership	Debt at 12/31/13	Appraisal value	Estimated sales price	Estimated sales expenses
Klimpel Manor (**)	$1,675,407	$2,715,000	*	$83,977
Pioneer Street Associates	$1,286,779	$3,920,000	*	$3,150

*In the process of negotiating with the potential purchaser of the Local Partnership interests. The purchase prices are still under negotiation.

** The Local General Partner prevented a sale from moving forward and the Partnership filed suit to force the sale. The Partnership contends the Klimpel Manor should be dissolved and its affairs wound up at the earliest reasonable time. During the quarter ended December 31, 2014, an affiliate of the General Partner acquired the General Partner Interests in Klimpel Manor. The change in General Partner will allow the Partnership to sell its Limited Partnership Interests. An update appraisal is being prepared at which time it will be determined the fair sale price.

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

For the Quarterly Period Ended December 31, 2014
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

“Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2014 and 2013 has been recorded by the Partnership. Management’s estimate for the three and nine-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

For the Quarterly Period Ended December 31, 2014
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as income. As of December 31, 2014, all of the investment balances had reached zero.

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

For the Quarterly Period Ended December 31, 2014
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2014 and March 31, 2014, the Partnership owns Local Limited Partnership interests in 2 Local Limited Partnerships. The Local Limited Partnerships each own one Housing Complex consisting of an aggregate of 189 apartment units. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the nine months ended December 31, 2014 and 2013 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2014	2013

Revenue	$936,000	$912,000
Expenses:
Interest expense	157,000	162,000
Depreciation and amortization	188,000	196,000
Operating expenses	589,000	544,000

Total expenses	934,000	902,000

Net income	$2,000	10,000

Net income (loss) allocable to the Partnership	$2,000	$9,000

Net income (loss) recorded by the Partnership	$-	$-

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

For the Quarterly Period Ended December 31, 2014
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a)
An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds.  In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index.  However, in no event will the maximum amount exceed 0.2% of the Invested Assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debt related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $12,963 and $12,783 were incurred during the nine months ended December 31, 2014 and 2013, respectively. The Partnership paid the General Partner and its affiliates $0 and $1,459 of those fees during the nine months ended December 31, 2014 and 2013, respectively.

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

(c)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements paid were $30,000 and $54,108 during the nine months ended December 31, 2014 and 2013, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	December 31, 2014	March 31, 2014

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$116,848	$57,176
Asset management fee payable	248,210	235,247
Total	$365,058	$292,423

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2014 and 2013, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2014 consisted of $13,000 in cash and $87,000 in other assets.  Liabilities at December 31, 2014 consisted of $365,000 of accrued fees and expenses due to General Partner and affiliates.

Results of Operations

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013. The Partnership’s net loss for the three months ended December 31, 2014 was $24,000, reflecting an increase of $16,000 from the $8,000 net loss for the three months ended December 31, 2013. Legal and accounting expenses decreased by $1,000 for the three months ended December 31, 2014 due to the timing of the work performed. There was an $18,000 increase in write off of other assets for the three months ended December 31, 2014. Capitalized costs from the potential disposition of Local Limited Partnerships were expensed during the prior year due to the length of time it has taken to dispose of the properties.

Nine Months Ended December 31, 2014 Compared to Nine Months Ended December 31, 2013. The Partnership’s net loss for the nine months ended December 31, 2014 was $68,000, reflecting an increase of $9,000 from the $59,000 of net loss for the nine months ended December 31, 2013. The legal and accounting expenses decreased by $18,000 for the nine months ended December 31, 2014 due to the timing of the work performed. Other expenses increased by $8,000 for the nine months ended December 31, 2014 mainly due to the timing of the data entry management performed for the Partnership. There was an $18,000 increase in write off of other assets for the nine months ended December 31, 2014. Capitalized costs from the potential disposition of Local Limited Partnerships were expensed during the prior year due to the length of time it taken to dispose of the properties.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources

Nine Months Ended December 31, 2014 Compared to Nine Months Ended December 31, 2013.  The net cash used during the nine months ended December 31, 2014 was $28,000 compared to $54,000 net cash used for the nine months ended December 31, 2013. During the nine months ended December 31, 2014, the Partnership paid $0 and $30,000 to the General Partner or and affiliate for accrued asset management fees and reimbursement of operating expenses paid on behalf of the Partnership, respectively, compared to $1,000 and $54,000 paid during the nine months ended December 31,2013. Reimbursement of accrued asset management fees and operating expenses are paid after management reviews the cash position of the Partnership.

During the nine months ended December 31, 2014 accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by $73,000.  The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at December 31, 2014, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2016.

Recent Accounting Changes

In January 2014, the FASB issued an amendment to the accounting and disclosure requirements for investments in qualified affordable housing projects. The amendments provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for interim and annual periods beginning after December 15, 2014 and should be applied retrospectively to all periods presented. Early adoption is permitted. The adoption of this update is not expected to materially affect the Partnership's financial statements.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at December 31, 2014 and March 31, 2014, (ii) the Condensed Statements of Operations for the three and nine months ended December 31, 2014 and 2013, (iii) the Condensed Statement of Partners’ Equity (Deficit) for the nine months ended December 31, 2014, (iv) the Condensed Statements of Cash Flows for the nine months ended December 31, 2014 and 2013, and (v) the Notes to Condensed Financial Statements.

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

By:  WNC Tax Credit Partners IV, L.P. General Partner

By: /s/ Wilfred N. Cooper, Jr.

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date: February 13, 2015

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: February 13, 2015