Form 10-K
period 2015-03-31
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 2015-06-17
CIK 913497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

 (Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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

UNITS OF LIMITED PARTNERSHIP INTEREST
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Large accelerated filer☐  Accelerated filer☐  Non-accelerated filer☒ Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes☐  No☒

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

Pursuant to a registration statement filed with the Securities and Exchange Commission on October 20, 1993, in July 1994 the Partnership commenced a public offering of 20,000 units of limited partnership interest ("Partnership Units") at a price of $1,000 per Partnership Unit. As of the close of the public offering, a total of 15,600 Partnership Units representing subscriptions in the amount of $15,241,000, net of volume discounts of $359,000, had been sold.  As of March 31, 2015 and 2014, a total of 15,558 and 15,588 Partnership Units, respectively, remain outstanding. Holders of Partnership Units are referred to herein as “Limited Partners”.

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

The Partnership originally invested in twenty-two Local Limited Partnerships, twenty of which have been sold or otherwise disposed of as of March 31, 2015. Each of these Local Limited Partnerships owns or owned a single Housing Complex, all of which were eligible for the Low Income Housing Tax Credits. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

Exit Strategy

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits.  The initial programs have completed their Compliance Periods.

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits.  All remaining Local Limited Partnerships have completed their 15-year Compliance Periods.

With that in mind, the General Partner is continuing its review of the Housing Complexes.  The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, Partnership cash flow, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them or the applicable Local Limited Partnership Interests. The objective is to wind down the Partnership after Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of at any time by the General Partner in its discretion. While liquidation of the Housing Complexes or the applicable Local Limited Partnership Interests continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2015.

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

As of March 31, 2014, the Partnership has identified two Local Limited Partnerships, one of which was sold subsequent thereto, for disposition as listed in the table below. The Compliance Periods for all of these Local Limited Partnerships have expired so there is no risk of recapture to the investors in the Partnership.

Local Limited Partnership	Debt at 12/31/14	Appraisal value	Sales price	Sale expenses	Close date
Klimpel Manor	$1,631,588	$2,795,000	$680,813	$53,467	04/30/2015
Pioneer Street Associates	1,214,019	$4,210,000	*	590	*

*Estimated price and close date has yet to be determined. The Local Limited Partnership is not under contract to be purchased as of the report filing.

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner. The asset management fees payable increased (decreased) by $17,000, $16,000 and $(312,000) for  the years ended March 31, 2015, 2014 and 2013, respectively. The Partnership’s future contractual cash obligations consist of its obligations to pay future annual asset management fees and the payables due to the Local Limited Partnerships.  The future annual asset management fees will equal approximately $9,000 per year through the termination of the Partnership, which must occur no later than December 31, 2050.  Though the amounts payable to the General Partner and/or its affiliates are contractually  currently payable,  the Partnership  anticipates that the General Partner and/or its affiliates will not require the payment of these contractual  obligations until capital reserves are in excess of the aggregate of the existing  contractual  obligations  and anticipated future foreseeable  obligations of the Partnership.  The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2016.

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the Housing Complexes as of the dates or for the periods indicated:

WNC Housing Tax Credit Fund IV, L.P., Series 2
			As of March 31, 2015		As of December 31, 2014
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits	Mortgage Balances of Local Limited Partnership

Klimpel Manor, Ltd. (1)	Fullerton, California	Klimpel Manor Apartments	$1,774,000	$1,774,000	59	$3,360,000	$1,632,000

Pioneer Street Associates (2)	Bakersfield, California	Philip R. Hammond, Jr. and Walter A. Dwelle	2,222,000	2,222,000	112	4,116,000	$1,214,000

			$3,996,000	$3,996,000	171	$7,476,000	$2,846,000

(1)	The Local Limited Partnership was identified for disposition as of March 31, 2015 and sold subsequent thereto.
(2)	The Local Limited Partnership was identified for disposition as of March 31, 2015.

WNC Housing Tax Credit Fund IV, L.P., Series 2
	For the year ended December 31, 2014
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

Klimpel Manor, Ltd. (1)	$483,000	$(64,000)	N/A

Pioneer Street Associates (2)	731,000	48,000	N/A
	$1,214,000	$(16,000)

N/A – All of the Low Income Housing Tax Credits have been allocated to the Partnership and there are no future Low
                         Income Housing Tax Credits expected to be received.

(1)	The Local Limited Partnership was identified for disposition as of March 31, 2015 and sold subsequent thereto.
(2)	The Local Limited Partnership was identified for disposition as of March 31, 2015.

WNC Housing Tax Credit Fund IV, L.P., Series 2
March 31, 2015			Occupancy Rates
			As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2014	2013	2012	2011	2010

Apartment Housing of East Brewton, Ltd.	East Brewton, Alabama	Apartment Developers Inc. and Thomas H. Cooksey	N/A	N/A	100%	80%	93%

Autumn Trace Associates, Ltd.	Silsbee, Texas	Olsen Securities Corp.	N/A	N/A	N/A	95%	95%

Broken Bow Apartments I, Limited Partnership	Broken Bow, Nebraska	Retro Development, Inc.	N/A	N/A	N/A	N/A	94%

Candleridge Apartments of Waukee L.P. II	Waukee, Iowa	Eric A. Sheldahl	N/A	N/A	N/A	N/A	N/A

Chadwick Limited Partnership	Edan, North Carolina	Boyd Management, Inc. Gordon L. Blackwell and Regency Investment Associates	N/A	N/A	N/A	N/A	98%

Comanche Retirement Village, Ltd.	Comanche, Texas	Max L. Rightmer	N/A	N/A	N/A	N/A	N/A

Crossings II Limited Dividend Housing Association Limited Partnership	Portage, Michigan	Raymond T. Cato, Jr.	N/A	N/A	N/A	N/A	N/A

EW, a Wisconsin Limited Partnership	Evansville, Wisconsin	Philip Wallis, James Poehlman, Cynthia Solfest Wallis, and Anita Poehlman	N/A	N/A	N/A	N/A	N/A

Garland Street Limited Partnership	Malvarn, Arkansas	Conrad L. Beggs, Audrey D. Beggs, Russell J. Altizer, and Marjorie L. Beggs	N/A	N/A	N/A	100%	100%

Hereford Seniors Community, Ltd.	Hereford, Texas	Winston Sullivan	N/A	N/A	N/A	100%	100%

Hickory Lane Associates, Ltd.	Newton, Texas	Olsen Securities Corp.	N/A	N/A	N/A	92%	100%

Honeysuckle Court Associates, Ltd.	Vidor, Texas	Olsen Securities Corp.	N/A	N/A	N/A	98%	96%

WNC Housing Tax Credit Fund IV, L.P., Series 2
March 31, 2015			Occupancy Rates
			As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2014	2013	2012	2011	2010

Klimpel Manor, Ltd.	Fullerton, California	Klimpel Manor Apartments	98%	98%	98%	97%	100%

Lamesa Seniors Community, Ltd.	Lamesa, Texas	Winston Sullivan	N/A	N/A	N/A	100%	96%

Laredo Heights Apartments Ltd.	Navasota, Texas	Donald W. Sowell	N/A	N/A	N/A	94%	94%

Mountainview Apartments Limited Partnership	North Wilkesboro, North Carolina	John C. Loving and Gordon D. Brown, Jr.	N/A	N/A	N/A	100%	100%

Palestine Seniors Community, Ltd.	Palestine, Texas	Winston Sullivan	N/A	N/A	N/A	98%	93%

Pecan Grove Limited Partnership	Forrest City, Arkansas	Conrad Beggs, Audrey Beggs and Russell Altizer	N/A	N/A	N/A	84%	91%

Pioneer Street Associates	Bakersfield, California	Philip R. Hammond, Jr. and Walter A. Dwelle	91%	79%	79%	88%	95%

Sidney Apartments I, Limited Partnership	Sidney, Nebraska	Retro Development, Inc. And Most Worshipful Prince Hall Grand Lodge	N/A	N/A	N/A	N/A	89%

Southcove Associates	Orange Cove, California	Philip R. Hammond, Jr. and Diane M. Hammond	N/A	N/A	N/A	94%	98%

Walnut Turn Associates, Ltd.	Buna, Texas	Olsen Securities Corp.	N/A	N/A	N/A	92%	92%

		Weighted average	93%	86%	88%	93%	96%

N/A – The Partnership sold its interest in the Local Limited Partnership prior to the respective year end.

Item 3.  Legal Proceedings

The Partnership has a Local Limited Partnership interest in Klimpel Manor, Ltd. (“Klimpel Manor”), a California Limited Partnership. Klimpel Manor owns and operates an apartment complex.

On June 4, 2013, the Partnership filed with the District Court for Orange County, California a Complaint for Dissolution and Winding Up of Limited Partnership, Appointment of Receiver, Accounting, and Declaratory Relief, against Klimpel Manor Apartments, the general partner of Klimpel Manor (“Klimpel Manor G.P.”). The Partners entered into a settlement agreement whereby the Local General Partner sold his interest to an entity affiliated with Associates. The Partnership sold its Local Limited Partnership interest in Klimpel Manor on April 30, 2015.

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

b)	At March 31, 2015 there were 821 Limited Partners and no assignees of Partnership Units who were not admitted as Limited Partners.

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

d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

e)	The Partnership does not issue common stock.

f)	No unregistered securities were sold by the Partnership during the years ended March 31, 2015.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,

	2015	2014	2013	2012	2011

ASSETS
Cash and cash equivalents	$12,559	$40,557	$94,108	$44,664	$42,250
Investments in Local Limited Partnerships, net	-	-	-	-	-
Other assets	54,056	54,080	-	34,109	34

Total Assets	$66,615	$94,637	$94,108	$78,773	$42,284

LIABILITIES
Accrued expenses	$-	$-	$166	$-	$-
Accrued fees and expenses due to General Partner and affiliates	377,996	292,423	219,748	532,918	703,504

Total Liabilities	$377,996	$292,423	$219,914	$532,918	$703,504

PARTNERS' EQUITY (DEFICIT)	(311,381)	(197,786)	(125,806)	(454,145)	(661,220)

Total Liabilities and Partners’ Equity (Deficit)	$66,615	$94,637	$94,108	$78,773	$42,284

Selected results of operations, cash flows and other information for the Partnership are as follows:

	For the Years Ended March 31,
	2015	2014	2013	2012	2011

Loss from operations	$(113,597)	$(71,995)	$(118,812)	$(94,999)	$(20,505)
Gain on sale of Local Limited Partnerships	-	-	447,130	137,061	24,637
Interest income	2	15	21	13	12
Net income (loss)	$(113,595)	$(71,980)	$328,339	$42,075	$4,144

Net income (loss) allocated to:
General Partner	$(1,136)	$(720)	$3,283	$421	$41

Limited Partners	$(112,459)	$(71,260)	$325,056	$41,654	$4,103

Net income (loss) per Partnership Unit	$(7.23)	$(4.57)	$20.85	$2.67	$0.26

Outstanding weighted Partnership Units	15,558	15,588	15,593	15,600	15,600

	For the Years Ended March 31,
	2015	2014	2013	2012	2011

Net cash provided by (used in):

Operating activities	$27,998	$(53,551)	$(176,321)	$(152,997)	$(2,478)
Investing activities	-	-	225,765	155,411	25,000

Net change in cash	27,998	(53,551)	49,444	2,414	22,522

Cash, beginning of year	40,557	94,108	44,664	42,250	19,728

Cash, end of year	$12,559	$40,557	$94,108	$44,664	$42,250

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

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. This will improve certain areas of consolidation guidance for reporting organizations that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations and securitization structures. ASU 2015-02 simplifies and improves GAAP by: eliminating the presumption that a general partner should consolidate a limited partnership, eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model) and clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. ASU 2015-02 will be effective for periods beginning after December 15, 2015. The Partnership is currently evaluating the potential impact of the adoption of this guidance on its financial statements.

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

Financial Condition

The Partnership’s assets at March 31, 2015 consisted of $13,000 in cash and cash equivalents and $54,000 in other assets.  Liabilities at March 31, 2015 consisted of $378,000 of accrued fees and expenses due to General Partner and affiliates (See “Future Contractual Cash Obligations” below).

Results of Operations

Year Ended March 31,2015 Compared to Year Ended March 31, 2014 The Partnership’s net loss for the year ended March 31, 2015 was $114,000, reflecting an increase of approximately $42,000 from the net loss experienced for the year ended March 31, 2014 of $72,000. The increase in net loss was mainly due to a $54,000 increase in write-off of other assets for the year ended March 31, 2015. Capitalized costs from the potential disposition of Local Limited Partnerships were expensed during the prior year due to the length of time it has taken to dispose of the properties. Legal and accounting expenses decreased by $22,000 for the year ended March 31, 2015 due to the timing of the accounting work performed. Other expenses increased by $10,000 mainly due to outsourcing of printing expenses for K-1s.

Year Ended March 31,2014 Compared to Year Ended March 31, 2013 The Partnership’s net loss for the year ended March 31, 2015 was $(72,000), reflecting a decrease of approximately $400,000 from the net income experienced for the year ended March 31, 2013 of $328,000. The decrease in net income was mainly due to no gain on sale of Local Limited Partnerships for the year ended March 31, 2015 compared to $447,000 for year ended March 31, 2013. The gains recorded by the Partnership can vary depending on the sales prices of the Housing Complexes or Local Limited Partnerships that are being sold. Legal and accounting expenses decreased by $(45,000) due to the timing of the accounting work performed. Distribution income and reporting fees decreased by $(15,000) and $(5,000), respectively for the year ended March 31, 2015. These fees vary as Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. Asset management fees decreased by $14,000 for the year ended March 31, 2015. The fees are calculated based on the value of invested assets which decreased due to the sales of Local Limited Partnerships. Write off of other assets decreased by $7,000 for the year ended March 31, 2015. Capitalized costs from the potential disposition of Local Limited Partnerships were expensed during the prior year due to the length of time it has taken to dispose of the properties.

Liquidity and Capital Resources

Year Ended March 31, 2015 Compared to Year Ended March 31, 2014  The net decrease in cash and cash equivalents during the year ended March 31, 2015 was $28,000 compared to a net decrease in cash and cash equivalents for the year ended March 31, 2014 of $54,000. During the year ended March 31, 2015 the Partnership paid $0 of accrued asset management fees to the general partner or affiliate compared to $1,000 paid during the year ended March 31, 2014. Additionally, during the year ended March 31, 2015, the Partnership reimbursed the General Partner or an affiliate $30,000 for operating expenses that were paid on its behalf compared to $54,000 reimbursed during the year ended March 31, 2014. The reimbursements of operating expenses and accrued asset management fees are paid after management reviews the cash position of the Partnership.

Year Ended March 31, 2014 Compared to Year Ended March 31, 2013  The net decrease in cash during the year ended March 31, 2015 was $(54,000) compared to a net increase in cash for the year ended March 31, 2013 of $49,000. During the year ended March 31, 2015, the Partnership received no sales proceeds compared to $226,000 received during the year ended March 31, 2013. During the year ended March 31, 2015 the Partnership paid $(1,000) of accrued asset management fees to the general partner or affiliate compared to $(156,000) paid during the year ended March 31, 2013. Additionally, during the year ended March 31, 2015, the Partnership reimbursed the General Partner or an affiliate $(54,000) for operating expenses that were paid on its behalf compared to $(41,000) reimbursed during the year ended March 31, 2013. The reimbursements of operating expenses and accrued asset management fees are paid after management reviews the cash position of the Partnership.

Accrued payables, which consist primarily of related party asset management fees due to the General Partner, increased (decreased) by approximately $86,000, $73,000, and $(313,000) for  the years ended March 31, 2015, 2014 and 2013 respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2016.

Other Matters

Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2015:

	2016	2017	2018	2019	2020	Thereafter	Total

Asset management fees(1)	$387,188	$9,192	$9,192	$9,192	$9,192	$275,760	$699,716
Total contractual cash obligations	$387,188	$9,192	$9,192	$9,192	$9,192	$275,760	$699,716

(1)
Asset management fees are payable annually until termination of the Partnership, which is to occur no later than December 31, 2050. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes owned at March 31, 2015 until December 31, 2050. Amounts due to the General Partner as of March 31, 2015 have been included in the 2016 column.  The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Partners
WNC Housing Tax Credit Fund IV, L.P., Series 2

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund IV, L.P., Series 2 (the "Partnership") as of March 31, 2015 and 2014, and the related statements of operations, partners’ equity (deficit), and cash flows for each of the years in the three-year period ended March 31, 2015. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund IV, L.P., Series 2 as of March 31, 2015 and 2014 and the results of its operations and its cash flows for the years in the three-year period ended March 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 15(a)(2) in the index related to each of the years in the three-year period ended March 31, 2015 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ CohnReznick LLP
Bethesda, Maryland
June 17, 2015

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

BALANCE SHEETS

	March 31,

	2015	2014
ASSETS
Cash and cash equivalents	$12,559	$40,557
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-
Other assets	54,056	54,080

Total Assets	$66,615	$94,637

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$377,996	$292,423

Total Liabilities	377,996	292,423

Partners’ Equity (Deficit)
General Partner	163,229	164,365
Limited Partners (20,000 Partnership Units authorized; 15,558 and 15,588, respectively, Partnership Units issued and outstanding)	(474,610)	(362,151)

Total Partners’ Equity (Deficit)	(311,381)	(197,786)

Total Liabilities and Partners’ Equity (Deficit)	$66,615	$94,637

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

STATEMENTS OF OPERATIONS
For the Years Ended March 31, 2015, 2014 and 2013

	For the Years Ended March 31,
	2015	2014	2013

Operating income:
Distribution income	$-	$-	$15,000
Reporting fees	2,000	2,000	6,767
Total operating income	2,000	2,000	21,767

Operating expenses:
Asset management fees (Note 3)	17,284	17,104	31,130
Accounting and legal fees	23,633	45,755	90,847
Write-off of other assets	54,080	-	6,950
Other	20,600	11,136	11,652
Total operating expenses	115,597	73,995	140,579

Loss from operations	(113,597)	(71,995)	(118,812)

Gain on sale of Local Limited Partnerships	-	-	447,130

Interest income	2	15	21

Net income (loss)	$(113,595)	$(71,980)	$328,339

Net income (loss) allocated to:
General Partner	$(1,136)	$(720)	$3,283
Limited Partners	$(112,459)	$(71,260)	$325,056

Net income (loss) per Partnership Unit	$(7.23)	$(4.57)	$20.85

Outstanding weighted Partnership Units	15,558	15,588	15,593

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For the Years Ended March 31, 2015, 2014 and 2013

	General Partner	Limited Partners	Total

Partners’ equity (deficit) at March 31, 2012	$161,802	(615,947)	(454,145)

Net income	3,283	325,056	328,339
Partners’ equity (deficit) at March 31, 2013	165,085	(290,891)	(125,806)

Net loss	(720)	(71,260)	(71,980)
Partners’ equity (deficit) at March 31, 2014	164,365	$(362,151)	$(197,786)

Net loss	(1,136)	(112,459)	(113,595)

Partners’ equity (deficit) at March 31, 2015	$163,229	$(474,610)	$(311,381)

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS
For the Years Ended March 31, 2015, 2014 and 2013

	For The Years Ended March 31,

	2015	2014	2013

Cash flows from operating activities: Net income (loss)	$(113,595)	$(71,980)	$328,339
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of Local Limited Partnerships	-	-	(447,130)
(Increase) decrease in other assets	24	(54,080)	2,360
Increase (decrease) in accrued expenses	-	(166)	166
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	85,573	72,675	(60,056)

Net cash used in operating activities	(27,998)	(53,551)	(176,321)

Cash flows from investing activities:
Proceeds from sale of Local Limited Partnerships	-	-	225,765

Net cash provided by investing activities	-	-	225,765

Net increase (decrease) in cash and cash equivalents	(27,998)	(53,551)	49,444

Cash and cash equivalents, beginning of year	40,557	94,108	44,664

Cash and cash equivalents, end of year	$12,559	$40,557	$94,108

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$800	$-	$-

NON-CASH FINANCING ACTIVITIES:
Gain on sale of Local Limited Partnerships was increased and accrued fees and expenses due to the General Partner and affiliates was decreased for sales proceeds paid directly to Associates	$-	$-	$253,114

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the years Ended March 31, 2015, 2014 and 2013

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

The Partnership Agreement authorized the sale of up to 20,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit.  The offering of Partnership Units has concluded, and 15,600 Partnership Units representing subscriptions in the amount of $15,241,000, net of volume discounts of $359,000, had been accepted. As of March 31, 2015 and 2014, a total of 15,558 and 15,588 Partnership Units, respectively, remain outstanding. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership.  The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99% of these items in proportion to their respective investments.

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the years Ended March 31, 2015, 2014 and 2013

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the years Ended March 31, 2015, 2014 and 2013

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

The Partnership currently has insufficient working capital to fund operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2016.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available.  Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2015.

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the years Ended March 31, 2015, 2014 and 2013

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

As of March 31, 2014, the Partnership has identified two Local Limited Partnerships, one of which was sold subsequent thereto, for disposition as listed in the table below. The Compliance Periods for all of these Local Limited Partnerships have expired so there is no risk of recapture to the investors in the Partnership.
Local Limited Partnership	Debt at 12/31/14	Appraisal value	Sales price	Sale expenses	Close date
Klimpel Manor	$1,631,588	$2,795,000	$680,813	$53,467	04/30/2015
Pioneer Street Associates	1,214,019	$4,210,000	*	590	*

*Estimated price and close date has yet to be determined. The Local Limited Partnership is not under contract to be purchased as of the report filing.

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the years Ended March 31, 2015, 2014 and 2013

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

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income.  As of all periods presented, all investment accounts in Local Limited Partnerships had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  The Partnership had $12,559 and $40,557 cash equivalents for the year ended March 31, 2015 and 2014, respectively.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the years Ended March 31, 2015, 2014 and 2013

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

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. This will improve certain areas of consolidation guidance for reporting organizations that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations and securitization structures. ASU 2015-02 simplifies and improves GAAP by: eliminating the presumption that a general partner should consolidate a limited partnership, eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model) and clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. ASU 2015-02 will be effective for periods beginning after December 15, 2015. The Partnership is currently evaluating the potential impact of the adoption of this guidance on its financial statements.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the years Ended March 31, 2015, 2014 and 2013

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2015 and 2014 the Partnership owned Local Limited Partnership interests in 2 Local Limited Partnerships, each of which owns one Housing Complex, consisting of an aggregate of 171 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership’s investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2015 and 2014 are approximately $2,210,000 and $2,224,000, respectively, less than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined condensed financial statements presented below.  This difference is primarily due to acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account, impairment losses recorded in the Partnership’s investment account and capital contributions payable to the Local Limited Partnerships which were netted against partner capital in the Local Limited Partnership’s financial statements.

For all periods presented, the investment accounts in certain Local Limited Partnerships have reached a zero balance.  Consequently, a portion of the Partnership’s estimate of its share of income (loss) for the years ended March 31, 2015, 2014, and 2013 amounting to approximately $(14,000), $4,000, and $(34,000), respectively, have not been recognized.  As of March 31, 2015, the aggregate share of net losses not recognized by the Partnership amounted to approximately $124,000.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the years Ended March 31, 2015, 2014 and 2013

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

      COMBINED CONDENSED BALANCE SHEETS

	2014	2013
ASSETS
Buildings and improvements (net of accumulated depreciation as of December 31, 2014 and 2013 of $4,700,000 and $4,463,000 respectively)	$2,836,000	$3,056,000
Land	300,000	300,000
Other assets	646,000	637,000
Total assets	$3,782,000	$3,993,000
LIABILITIES
Mortgage payable	$2,846,000	$2,962,000
Other liabilities	166,000	168,000

Total liabilities	3,012,000	3,130,000

PARTNERS' EQUITY (DEFICIT)
WNC Housing Tax Credit Fund IV, L.P., Series 2	2,210,000	2,224,000
Other partners	(1,440,000)	(1,361,000)
Total partners’ equity (deficit)	770,000	863,000
Total liabilities and partners’ equity (deficit)	$3,782,000	$3,993,000

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the years Ended March 31, 2015, 2014 and 2013

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2014	2013		2012

Revenues	$1,248,000		$1,247,000		$1,384,000

Expenses:
Operating expenses	822,000		209,000		864,000
Interest expense	202,000		250,000		228,000
Depreciation and amortization	240,000		785,000		325,000

Total expenses	1,264,000		1,244,000		1,417,000

Net income (loss)	$(16,000)		$$3,000	$	$(33,000)

Net income (loss) allocable to the Partnership	$(14,000)		$$4,000	$	$(34,000)

Net income (loss) recorded by the Partnership	$-	$	$-	$	$-

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the years Ended March 31, 2015, 2014 and 2013

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

Acquisition fees of 8% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  As of March 31, 2015, 2014 and 2013, the Partnership incurred cumulative acquisition fees of $1,058,950, which have been included in investments in Local Limited Partnerships.  As of all periods presented, the fees had been fully amortized or impaired.  Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition expenses was recorded, the accumulated amortization was reduced to zero at that time.

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

An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds.  In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index.  However, in no event will the maximum amount exceed 0.2% of the Invested Assets of the Partnership, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debt related to the Housing Complexes owned by such Local Limited Partnerships.  Asset management fees of $17,284, $17,104, and $31,130, respectively, were incurred during the years ended March 31, 2015, 2014 and 2013, of which $0, $1,459 and $343,124 was paid during the years ended March 31, 2015, 2014 and 2013, respectively.

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

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership.  Operating expense reimbursements paid were $30,000, $54,108 and $108,098 during the years ended March 31, 2015, 2014 and 2013, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,
	2015	2014

Asset management fee payable	$252,531	$235,247
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	125,465	57,176

Total	$377,996	$292,423

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2016.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the years Ended March 31, 2015, 2014 and 2013

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31
2015
Income	$-	$2,000	$-	$-

Operating expenses	(17,000)	(29,000)	(24,000)	(46,000)

Loss from operations	(17,000)	(27,000)	(24,000)	(46,000)

Net loss	(17,000)	(27,000)	(24,000)	(46,000)

Net loss available to Limited Partners	(16,000)	(27,000)	(24,000)	(45,000)

Net loss per Partnership Unit	(1)	(2)	(2)	(2)

	June 30	September 30	December 31	March 31
2014
Income	$2,000	$-	$-	$-

Operating expenses	25,000	28,000	8,000	13,000

Loss from operations	(23,000)	(28,000)	(8,000)	(13,000)

Net loss	(23,000)	(28,000)	(8,000)	(13,000)

Net loss available to Limited Partners	(23,000)	(28,000)	(8,000)	(12,000)

Net loss per Partnership Unit	(1)	(2)	(1)	(1)

NOTE 5 – SUBSEQUENT EVENT

Subsequent to March 31, 2015, the Partnership sold its Local Limited Partnership interest in Klimpel Manor for $680,813. Klimpel Manor was appraised for $2,795,000 and had a mortgage balance of $1,631,588 as of December 31, 2014. The Partnership incurred $53,467 in sale related expenses which was netted against the proceeds from the sale in calculating the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $627,346 will be recorded. The compliance period has been completed therefore there is no risk of recapture.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the years Ended March 31, 2015, 2014 and 2013

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

(b)           Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2015. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures,” the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2015.

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

(c)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

WNC & Associates, Inc. is a California corporation which was organized in 1971. Its officers and significant employees are:

Wilfred N. Cooper, Sr.	Chairman
Wilfred N. Cooper, Jr.	President, Chief Executive Officer and Secretary
Michael J. Gaber	Executive Vice President and Chief Operating Officer
David N. Shafer, Esq.	Executive Vice President
Melanie R. Wenk, CPA	Senior Vice President – Chief Financial Officer
Darrick Metz	Senior Vice President – Originations
Christine A. Cormier	Senior Vice President – Investor Relations
Anand Kannan	Senior Vice President – Development
Gregory S. Hand	Senior Vice President – Underwriting
Anil Advani	Senior Vice President – Private Label Funds

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

Melanie R. Wenk is Senior Vice President – Chief Financial Officer of WNC & Associates, Inc. She oversees WNC’s corporate and partnership accounting group, which is responsible for SEC reporting and New Markets Tax Credit compliance. Prior to joining WNC in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona in 1999 with a Bachelor of Science degree in accounting.

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

(a)  Compensation for Services

For services rendered by the General Partner or an affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any such affiliate may receive an annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds.  In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index.  However, in no event will the maximum amount exceed 0.2% of the Invested Assets of the Partnership, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loan on and other debt related to the Housing Complexes owned by such Local Limited Partnerships. The asset management fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets.  Asset management fees of $17,284, $17,104 and $31,130, respectively, were incurred during the years ended March 31, 2015, 2014 and 2013, of which $$0, $1,459 $343,124, was paid during the years ended March 31, 2015, 2014 and 2013, respectively.

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

The unpaid operating expenses paid by General Partner or its affiliates on behalf of the Partnership were $125,465, $57,176, and $146 as of March 31, 2015, 2014 and 2013, respectively.  The Partnership reimbursed the General Partner or its affiliates for operating expenses of $30,000, $54,108 and $108,098 during the years ended March 31, 2015, 2014 and 2013, respectively.

(c)   Interest in Partnership

The General Partner receives 1% of the Partnership’s allocated Low Income Housing Tax Credits, which was $0 for each of the years ended December 31, 2015, 2014 and 2013, respectively.  The General Partner is also entitled to receive 1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2015, 2014 and 2013.  The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 10% and the Limited Partners 90% of any remaining proceeds.  There were no such distributions of cash to the General Partner during the years ended March 31, 2015, 2014 and 2013.

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

(b)	Security Ownership of Certain Beneficial Owners

The following is the only limited partner known to the General Partner to own beneficially in excess of 5% of the outstanding Partnership Units as of March 31, 2015:

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

(b)	The Partnership has no directors.

Item 14.  Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firms for the years ended March 31:

	2015	2014
Audit Fees	$19,600	$24,050
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$19,600	$24,050

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are preapproved by the General Partner.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)           List of financial statements included in Part II hereof

Reports of Independent Registered Public Accounting Firm
Balance Sheets, March 31, 2015 and 2014
Statements of Operations For the Years Ended March 31, 2015, 2014 and 2013
Statements of Partners’ Equity (Deficit) For the Years Ended March 31, 2015, 2014 and 2013
Statements of Cash Flows For the Years Ended March 31, 2015, 2014 and 2013
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

32.2           Section 1350 Certification of the Chief Financial Officer.  (filed herewith)

101.    Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2015 and 2014, (ii) the Statements of Operations For the years Ended March 31, 2015, 2014 and 2013, (iii) the Statements of Partners’ Equity (Deficit) For the years Ended March 31, 2015, 2014 and 2013 (iv) the Statements of Cash Flows For the years Ended March 31, 2015, 2014 and 2013 and (v) the Notes to Financial Statements

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2015

		As of March 31, 2015		As of December 31, 2014
Local Limited Partnership Name	Location	Partnership’s Total Original Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Loans of Local Limited Partnerships	Land	Property and Equipment	Accumulated Depreciation	Net Book Value
Klimpel Manor, Ltd (1)	Fullerton, California	$1,774,000	$1,774,000	$1,632,000	-	$3,589,000	$1,897,000	$1,692,000

Pioneer Street	Bakersfield, California	2,222,000	2,222,000	$1,214,000	300,000	3,947,000	2,803,000	1,444,000
Associates (2)
		$3,996,000	$3,996,000	$2,846,000	$300,000	$7,536,000	$4,700,000	$3,136,000

(1) The Local Limited Partnership was identified for disposition as of March 31, 2015 and sold subsequent thereto.

(2) The Local Limited Partnership was identified for disposition as of March 31, 2015.

WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2015

	For the Year Ended December 31, 2014
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Estimated Useful Life (Years)

Klimpel Manor, Ltd. (1)	483,000	(64,000)	1994	40

Pioneer Street Associates (2)	731,000	48,000	1995	27.5

	$1,214,000	$(16,000)
(1) The Local Limited Partnership was identified for disposition as of March 31, 2015 and sold subsequent thereto.

(2) The Local Limited Partnership was identified for disposition as of March 31, 2015.

WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2014

		As of March 31, 2014		As of December 31, 2013
Local Limited Partnership Name	Location	Partnership’s Total Original Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Loans of Local Limited Partnerships	Land	Property and Equipment	Accumulated Depreciation	Net Book Value
Klimpel Manor, Ltd (1)	Fullerton, California	$1,774,000	$1,774,000	$1,675,000	$-	$3,589,000	$1,814,000	$1,775,000

Pioneer Street Associates (2)	Bakersfield, California	2,222,000	2,222,000	1,287,000	300,000	3,930,000	2,649,000	1,581,000

		$3,996,000	$3,996,000	$2,962,000	$300,000	$7,519,000	$4,463,000	$3,356,000

(1) The Local Limited Partnership was identified for disposition as of March 31, 2015 and sold subsequent thereto.

(2) The Local Limited Partnership was identified for disposition as of March 31, 2015.

WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2014

	For the Year Ended December 31, 2013
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Estimated Useful Life (Years)

Klimpel Manor, Ltd. (1)	468,000	(65,000)	1994	40

Pioneer Street Associates (2)	735,000	68,000	1995	27.5

	$1,203,000	$3,000

(1) The Local Limited Partnership was identified for disposition as of March 31, 2015 and sold subsequent thereto.

(2) The Local Limited Partnership was identified for disposition as of March 31, 2015.

WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2013

			As of March 31, 2013			As of December 31, 2012
Local Limited Partnership Name	Location		Partnership’s Total Original Investment in Local Limited Partnerships		Amount of Investment Paid to Date	Mortgage Loans of Local Limited Partnerships	Land	Property and Equipment	Accumulated Depreciation	Net Book Value
Apartment Housing of East Brewton, Ltd.	East Brewton, Alabama	$	*	$	*	$1,043,000	$69,000	$2,285,000	$1,012,000	$1,342,000

Klimpel Manor, Ltd (1)	Fullerton, California		1,774,000		1,774,000	1,716,000	-	3,589,000	1,728,000	1,861,000

Pioneer Street Associates (2)	Bakersfield, California		2,222,000		2,222,000	1,355,000	300,000	4,154,000	2,711,000	1,743,000

			$3,996,000		$3,996,000	$4,114,000	$369,000	$10,028,000	$5,451,000	$4,946,000

* The Local Limited Partnership Interest was sold subsequent to December 31, 2012 but prior to March 31, 2013

(1)	The Local Limited Partnership was identified for disposition subsequent to March 31, 2015 and sold subsequent thereto.

(2) The Local Limited Partnership was identified for disposition subsequent to March 31, 2015.

WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2013

	For the Year Ended December 31, 2012
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Estimated Useful Life (Years)

Apartment Housing of East Brewton, Ltd. (*)	$158,000	$(46,000)	1998	40

Klimpel Manor, Ltd. (2)	474,000	17,000	1994	40

Pioneer Street Associates (2)	697,000	(4,000)	1995	27.5

	$1,329,000	$(33,000)

(*) The Local Limited Partnership Interest was sold subsequent to December 31, 2012 but prior to March 31, 2013.

(2)	The Local Limited Partnership was identified for disposition subsequent to March 31, 2015 and sold subsequent thereto.

(3)	The Local Limited Partnership was identified for disposition subsequent to March 31, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2

WNC National Partners, LLC. General Partner

Date: June 17, 2015	By:	/s/ Wilfred N. Cooper, Jr.,
Wilfred N. Cooper, Jr.,
President of WNC & Associates, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 17, 2015	By:	/s/ Wilfred N. Cooper, Jr.,
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date: June 17, 2015	By:	/s/ Melanie R. Wenk,
Melanie R. Wenk,
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date: June 17, 2015	By:	/s/ Wilfred N. Cooper, Sr.,
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date: June 17, 2015	By:	/s/Wilfred N. Cooper, Sr.,
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date: June 17, 2015	By:	/s/Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.