Form 10-Q
period 2015-06-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 2015-08-12
CIK 913497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes      X       No  ____

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
(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended June 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets
As of June 30, 2015 and March 31, 2015	3

Condensed Statements of Operations
For the Three Months Ended June 30, 2015 and 2014	4

Condensed Statement of Partners' Equity (Deficit)
For the Three Months Ended June 30, 2015	5

Condensed Statements of Cash Flows
For the Three Months Ended June 30, 2015 and 2014	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial	16
Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risks	18

Item 4. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. Mine Safety Disclosures	19

Item 5. Other Information	19

Item 6. Exhibits	19

Signatures	20

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2015	March 31, 2015

ASSETS

Cash and cash equivalents	$14,559	$12,559
Investments in Local Limited Partnerships, net (Note 2)	-	-
Sales proceeds receivable	680,813	-
Other assets	1,250	54,056

Total Assets	$696,622	$66,615

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner
and affiliates (Note 3)	$390,182	$377,996

Total Liabilities	390,182	377,996

Partners’ equity (deficit):
General Partner	169,407	163,229
Limited Partners (20,000 Partnership Units
authorized; 15,558 Partnership Units issued
and outstanding)	137,033	(474,610)

Total partners’ equity (deficit)	306,440	(311,381)
Total liabilities and partners’ equity (deficit)	$696,622	$66,615

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2015 and 2014
(Unaudited)

	2015	2014
	Three Months	Three Months

Operating income:
Reporting fees	$2,000	$-

Total operating income	2,000	-

Operating expenses:
Asset management fees (Note 3)	2,972	4,321
Legal and accounting fees	4,000	3,953
Other	913	8,355

Total operating expenses	7,885	16,629

Loss from operations	(5,885)	(16,629)

Gain on sale of Local Limited Partnership	623,705	-

Interest income	1	1

Net income (loss)	$617,821	$(16,628)

Net income (loss) allocated to:
General Partner	$6,178	$(166)

Limited Partners	$611,643	$(16,462)

Net income (loss) per Partnership Unit	$39	$(1)

Outstanding weighted Partnership Units	15,558	15,573

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Three Months Ended June 30, 2015
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2015	$163,229	$(474,610)	$(311,381)

Net income	6,178	611,643	617,821

Partners’ equity at June 30, 2015	$169,407	$137,033	$306,440

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2015 and 2014
(Unaudited)

	2015	2014
Cash flows from operating activities:
Net income (loss)	$617,821	$(16,628)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in other assets	52,806	(1,614)
Increase (decrease) in accrued fees and expenses
due to General Partner and affiliates	12,186	(1,757)
Increase in sales proceeds receivable	(680,813)	-

Net cash provided by (used in) operating
activities	2,000	(19,999)

Net increase (decrease) in cash and cash equivalents	2,000	(19,999)

Cash and cash equivalents, beginning of period	12,559	40,557

Cash and cash equivalents, end of period	$14,559	$20,558

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2015
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2015.

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

The Partnership Agreement authorized the sale of up to 20,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit.  The offering of Partnership Units has concluded, and 15,600 Partnership Units representing subscriptions in the amount of $15,241,000, net of volume discounts of $359,000, had been accepted.  The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership.  The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99% of these items in proportion to their respective investments. As of June 30, 2015 and March 31, 2015, a total of 15,558 Partnership units remain outstanding.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2015
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

For the Quarterly Period Ended June 30, 2015
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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2016.

Exit Strategy

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits.  The initial programs have completed their Compliance Periods.

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits.  A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. The Compliance Period has ended for all remaining Local Limited Partnerships as of June 30, 2015.

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

For the Quarterly Period Ended June 30, 2015
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2015.

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

On February 24, 2012, the Partnership filed preliminary consent solicitation materials with the Securities and Exchange Commission (“SEC”) regarding the adoption of a plan of liquidation.  Definitive materials were filed with the SEC on March 12, 2012.  Materials were disseminated to the Limited Partners on March 12, 2012.  The Partnership sought approval to have a formal plan of liquidation of selling its limited partnership interests or selling the underlying Housing Complexes of each of the Local Limited Partnerships. On May 8, 2012, the Partnership received the majority vote in favor of the plan for dissolution. Therefore, the Partnership is engaging third party appraisers to appraise the remaining Local Limited Partnerships in this Partnership.  The appraisal is one of the preliminary steps that need to be completed in order to move forward with the approved liquidation plan.  The expense incurred for the appraisals, or any other disposition related expenses the Partnership incurs, are being capitalized and will remain on the condensed balance sheet until the respective Local Limited Partnership is sold.  At the time of disposition the capitalized costs will be netted with any cash proceeds that are received in order to calculate the gain or loss on the disposition.

As of March 31, 2015, the Partnership sold its Local Limited Partnership Interest in E.W., Crossing II Limited Dividend Housing Association LP, Comanche Retirement Village Ltd, Candleridge Apartment of Waukee L.P. II, Mountainview Apartments, LP, Chadwick Limited Partnership, Broken Bow Apartments I, LP, Sidney Apartments I, LP, Autumn Trace Associates, Hickory Lane Associates, Honeysuckle Court Associates, Walnut Turn Associates, Ltd, Southcove Associates, Hereford Seniors Community, Ltd, Palestine Seniors Community, Ltd, Garland Street, LP, Pecan Grove, LP, Lamesa Seniors Community, Ltd, Laredo Heights Apartments and Apartment Housing of E. Brewton, Ltd.

During the three months ended June 30, 2015, the Partnership sold its Local Limited Partnership interest in Klimpel Manor to an affiliate.  As proceeds from the sale of Klimpel Manor have not been received as of June 30, 2015, the purchase price of $680,813 has been recorded as receivable in the accompanying condensed balance sheets. Klimpel Manor was appraised for $2,795,000 and had a mortgage balance of $1,631,588 as of December 31, 2014. The cash proceeds, once received, will be used to pay $248,210 of accrued asset management fees, $81,890 to reimburse the General Partner or affiliates for debts previously written off, $122,510 to reimburse the General Partner or affiliates for expenses paid on its behalf and the remaining $228,203 will be retained in reserves for future operating expenses. The Partnership incurred $57,108 in sale related expenses which was netted against the sales price from the sale in calculating the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $623,705 was recorded. The compliance period has been completed therefore there is no risk of recapture.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2015
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of June 30, 2015 the Partnership has identified Pioneer Street Associates for disposition. The Compliance Period for the Local Limited Partnership has expired so there is no risk of recapture to the investors in the Partnership.

Local Limited Partnership	Debt at 12/31/14	Appraisal value	Estimated sales price	Estimated sale expenses
Pioneer Street Associates	$1,214,019	$4,210,000	*	$2,900

* Estimated price and close date has yet to be determined. The Local Limited Partnership is not under contract to be purchased as of the report filing.

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

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2015 and 2014 has been recorded by the Partnership. Management’s estimate for the three-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2015
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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Partnership had $14,559 and $12,559 cash equivalents for the periods ended June 30, 2015 and March 31, 2015, respectively.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2015
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns.  The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2012 remain open.

Net Income (Loss) Per Partnership Unit

Net income (loss) per Partnership Unit includes no dilution and is computed by dividing income (loss) allocated to Limited Partners by the weighted average number of Partnership Units outstanding during the period. Calculation of diluted net loss per Partnership Unit is not required.

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

For the Quarterly Period Ended June 30, 2015
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2015 and March 31, 2015, the Partnership owns Local Limited Partnership interests in 1 and 2 Local Limited Partnerships, each of which owns one Housing Complex consisting an aggregate of 112 and 171 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the three months ended June 30, 2015 and 2014 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2015	2014

Revenue	$190,000	$312,000
Expenses:
Interest expense	22,000	52,000
Depreciation and amortization	39,000	63,000
Operating expenses	117,000	196,000

Total expenses	178,000	311,000

Net income	$12,000	1,000

Net income allocable to the Partnership	$12,000	1,000

Net income recorded by the Partnership	$-	$-

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

For the Quarterly Period Ended June 30, 2015
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)
An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds.  In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index.  However, in no event will the maximum amount exceed 0.2% of the Invested Assets of the Partnership, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debt related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $2,972 and $4,321 were incurred during the three months ended June 30, 2015 and 2014, respectively. No payments were made during the three months ended June 30, 2015 and 2014.

(b)
A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold.  Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2003 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was earned during the periods presented.

(c)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $0 and $20,000 during the three months ended June 30, 2015 and 2014, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	June 30, 2015	March 31, 2015

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$134,679	$125,465
Asset management fees payable	255,503	252,531
Total	$390,182	$377,996

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2015 and 2014, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2015 consisted of $15,000 in cash and cash equivalents, $681,000 in sales proceeds receivable and $1,000 of other assets. Liabilities at June 30, 2015 consisted of $390,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014.  The Partnership’s net income for the three months ended June 30, 2015 was $618,000, reflecting an increase of $635,000 from the $17,000 net loss for the three months ended June 30, 2014. The change was primarily due to the increase of $624,000 in gain on sale of Local Limited Partnerships for the three months ended June 30, 2015. The gain on sale of Local Limited Partnerships will vary from period to period depending on the value of such Housing Complexes, and the closing dates of transactions. Asset management fees decreased by $1,000 for the three months ended June 30, 2015. The fees are calculated based on the value of invested assets which decreased due to the sales of Local Limited Partnerships. Reporting fees increased by $2,000 for the three months ended June 30, 2015. These fees vary as Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. Other expenses decreased by $7,000 for the three months ended June 30, 2015 compared to June 30, 2014. The change was largely due to the professional services for proxy fulfillment and voting performed for the three months ended June 30, 2014.

Liquidity and Capital Resources

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014. Net cash provided during the three months ended June 30, 2015 was $2,000 compared to $20,000 used during the three months ended June 30, 2014. During the three months ended June 30, 2014 the Partnership reimbursed $20,000 to the General Partner or an affiliate for operating expenses paid on behalf of the Partnership, compared to no such payment during the three months ended June 30, 2015. The reimbursements of operating expenses and accrued asset management fees are paid after management reviews the cash position of the Partnership. In addition, reporting fees increased by $2,000 for the three months ended June 30, 2015 as discussed above.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

During the three months ended June 30, 2015, accrued payables, which consist primarily of related party asset management fees due to the General Partner or affiliates, increased by 12,186. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at June 30, 2015, to be insufficient to meet all currently foreseeable future cash requirements. However, Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2016.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

32.2 Section 1350 Certification of the Chief Financial Officer.  (filed herewith)

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2015 and March 31, 2015, (ii) the Condensed Statements of Operations for the three months ended June 30, 2015 and June 30, 2014, (iii) the Condensed Statements of Partners’ Equity (Deficit) for the three months ended June 30, 2015, (iv) the Condensed Statements of Cash Flows for the three months ended June 30, 2015 and June 30, 2014 and (v) the Notes Condensed to Financial Statements.

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

Date: August 12, 2015

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: August 12, 2015