Form 10-Q
period 2015-09-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 2015-11-16
CIK 913497

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended September 30, 2015

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2015	March 31, 2015

ASSETS
Cash and cash equivalents	$242,773	$12,559
Investments in Local Limited Partnerships, net (Note 2)	-	-
Other assets	1,850	54,056

Total Assets	$244,623	$66,615

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$41,574	$377,996

Total Liabilities	41,574	377,996

Partners’ Equity (Deficit):
General Partner	87,302	163,229
Limited Partners (20,000 Partnership Units authorized;
15,543 and 15,558 Partnership Units, respectively, issued and outstanding)	115,747	(474,610)

Total Partners’ Equity (Deficit)	203,049	(311,381)

Total Liabilities and Partners’ Equity (Deficit)	$244,623	$66,615

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2015 and 2014
(Unaudited)

	2015		2014
	Three Months	Six Months	Three Months	Six Months

Operating income:
Reporting fees	$-	$2,000	$2,000	$2,000

Total operating income	-	2,000	2,000	2,000

Operating expenses:
Asset management fees (Note 3)	2,298	5,270	4,321	8,642
Legal and accounting fees	17,700	21,700	17,200	21,153
Outsourcing expenses	736	1,061	1,267	2,355
Other expenses	418	1,006	6,050	13,317

Total operating expenses	21,152	29,037	28,838	45,467

Loss from operations	(21,152)	(27,037)	(26,838)	(43,467)

Gain (loss) on sale of Local Limited Partnerships	(360)	623,345	-	-

Interest income	11	12	1	2

Net income (loss)	$(21,501)	$596,320	$(26,837)	$(43,465)

Net income (loss) allocated to:
General Partner	$(215)	$5,963	$(269)	$(435)

Limited Partners	$(21,286)	$590,357	$(26,568)	$(43,030)

Net income (loss) per Partnership Unit	$(1)	$38	$(2)	$(3)

Outstanding weighted Partnership Units	15,543	15,543	15,573	15,573

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Six Months Ended September 30, 2015
(Unaudited)
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2015	$163,229	$(474,610)	$(311,381)

Net income	5,963	590,357	596,320

Return of capital (Note 4)	(81,890)	-	(81,890)

Partners’ equity at September 30, 2015	$87,302	$115,747	$203,049

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2015 and 2014
(Unaudited)

	2015	2014
Cash flows from operating activities:
Net income (loss)	$596,320	$(43,465)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Increase) decrease in other assets	52,206	(43,646)
Increase (decrease) in accrued fees and expenses due to
General Partner and affiliates	(336,422)	59,112
Gain on sale of Local Limited Partnerships	(623,345)	-

Net cash used in operating activities	(311,241)	(27,999)

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	623,345	-

Net cash provided by investing activities	623,345	-

Cash flows from financing activities:
Return of capital	(81,890)	-

Net cash used in financing activities	(81,890)	-

Net increase (decrease) in cash and cash equivalents	230,214	(27,999)

Cash and cash equivalents, beginning of period	12,559	40,557

Cash and cash equivalents, end of period	$242,773	$12,558

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statement

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2015
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2015.

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

The Partnership Agreement authorized the sale of up to 20,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units has concluded, and 15,600 Partnership Units representing subscriptions in the amount of $15,241,000, net of volume discounts of $359,000, had been accepted.  The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership.  The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99% of these items in proportion to their respective investments. As of September 30, 2015 and March 31, 2015, a total of 15,543 and 15,558 Partnership Units, respectively, remain outstanding.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2015
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

For the Quarterly Period Ended September 30, 2015
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

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits.  A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. The Compliance Period has ended for all remaining Local Limited Partnerships as of September 30, 2015.

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

For the Quarterly Period Ended September 30, 2015
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2015.

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

During the six months ended September 30, 2015, the Partnership sold its Local Limited Partnership interest in Klimpel Manor to an affiliate. Klimpel Manor was appraised for $2,795,000 and had a mortgage balance of $1,631,588 as of December 31, 2014. The Partnership received $680,813 in cash proceeds which were used to pay $248,210 of accrued asset management fees, $81,890 to reimburse the General Partner or affiliates for debts previously written off, $122,510 to reimburse the General Partner or affiliates for expenses paid on its behalf and the remaining $228,203 was retained in reserves for future operating expenses. The Partnership incurred $57,468 in sale related expenses, $360 of which was incurred during the quarter ended September 30, 2015, which was netted against the sales price from the sale in calculating the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $623,345 was recorded. The compliance period has been completed therefore there is no risk of recapture.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2015
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of September 30, 2015 the Partnership has identified Pioneer Street Associates for disposition. The Compliance Period for the Local Limited Partnership has expired so there is no risk of recapture to the investors in the Partnership.

Local Limited Partnership	Debt at 12/31/14	Appraisal value	Estimated sales price	Estimated sale expenses
Pioneer Street Associates	$1,214,019	$1,600,000	*	$1,850

*Estimated price and close date have yet to be determined. The Local Limited Partnership is not under contract to be purchased as of the report filing.

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

For the Quarterly Period Ended September 30, 2015
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

“Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2015 and 2014 has been recorded by the Partnership. Management’s estimate for the three and six-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

For the Quarterly Period Ended September 30, 2015
(Unaudited)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as income.  As of September 30, 2015 and March 31, 2015, all of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of September 30, 2015 and March 31, 2015, the Partnership had cash equivalents of $242,773 and $12,559, respectively.

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

For the Quarterly Period Ended September 30, 2015
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2015 and March 31, 2015, the Partnership owns Local Limited Partnership interests in 1 and 2 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 112 and 171 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the six months ended September 30, 2015 and 2014 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2015	2014

Revenue	$381,000	$624,000
Expenses:
Interest expense	44,000	104,000
Depreciation and amortization	78,000	126,000
Operating expenses	235,000	392,000

Total expenses	357,000	622,000

Net income	$24,000	$2,000

Net income allocable to the Partnership	$24,000	$2,000

Net income recorded by the Partnership	$-	$-

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

For the Quarterly Period Ended September 30, 2015
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a)
An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the Invested Assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debt related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $5,270 and $8,642 were incurred during the six months ended September 30, 2015 and 2014, respectively. The Partnership paid the General Partner and its affiliates $248,210 and $0 of those fees during the six months ended September 30, 2015 and 2014, respectively.

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

(c)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $122,510 and $30,000 during the six months ended September 30, 2015 and 2014, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	September 30, 2015	March 31, 2015

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$31,983	$125,465
Asset management fee payable	9,591	252,531
Total	$41,574	$377,996

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 – RETURN OF CAPITAL

During prior years, the Partnership was relieved of debt which was owed to the General Partner or an affiliate.  The debt was a result of advances that had previously been made to the Partnership by the General Partner or an affiliate to aid the Partnership in providing funding to several Local Limited Partnerships which were experiencing operational issues.  During the six months ended September 30, 2015, $81,890 was reimbursed to the General Partner for repayment of the previously written off amounts, the repayment was a result of the sale proceeds that resulted from the disposition of one of the Local Limited Partnerships during the previous period.

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2015 and 2014, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2015 consisted of $243,000 in cash and cash equivalents and $2,000 in other assets. Liabilities at September 30, 2015 consisted of $42,000 of accrued fees and expenses due to General Partner and affiliates.

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014. The Partnership’s net loss for the three months ended September 30, 2015 was $22,000, reflecting a decrease of $5,000 from the $27,000 net loss for the three months ended September 30, 2014. The change was largely due to a decrease of approximately $6,000 in other expenses. This was due to the professional services for proxy fulfillment, voting and printing during the three months ended September 30, 2014. The legal and accounting expenses increased by $1,000 for the three months ended September 30, 2015 due to the timing of the work performed. The reporting fees decreased by $2,000 for the three months ended September 30, 2015. Local Limited Partnerships pay reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. Asset management fees decreased by $2,000 for the three months ended September 30, 2015. The fees are calculated based on the value of invested assets which decreased due to the sale of Local Limited Partnerships.

Six Months Ended September 30, 2015 Compared to Six Months Ended September 30, 2014. The Partnership’s net income for the six months ended September 30, 2015 was $596,000, reflecting an increase of $639,000 from the $43,000 net loss for the six months ended September 30, 2014. The change was largely due to gain on sale of a Local Limited Partnership of $623,000 for the six months ended September 30, 2015 compared to no gain on sale for the six months ended September 30, 2014. The gain was recorded by the Partnership can vary depending on the sale prices and the values of the Housing Complexes that are sold. Asset management fees decreased by $3,000 for the six months ended September 30, 2015. The fees are calculated based on the value of invested assets which decreased due to the sale of Local Limited Partnerships. Other expenses decreased by $12,000 for the six months ended September 30, 2015 compared to September 30, 2014. The change was largely due the professional services for proxy fulfillment, voting and printing during the six months ended September 30, 2014.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources

Six Months Ended September 30, 2015 Compared to Six Months Ended September 30, 2014. The net cash and cash equivalents provided during the six months ended September 30, 2015 was $230,000 compared to net cash and cash equivalents used during the six months ended September 30, 2014 of $28,000. During the six months ended September 30, 2015 the Partnership paid $248,000 and $123,000 to the General Partner or an affiliate for accrued asset management fees and reimbursement of operating expenses paid on behalf of the Partnership, respectively, compared to $0 and $30,000 paid during the six months ended September 30, 2014. Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fees and operating expenses reimbursements will be paid to the General Partner or an affiliates. The Partnership received $623,000 from the disposition of a Local Limited Partnership during the six months ended September 30, 2015 compared to no disposition proceeds received during the six months ended September 30, 2014. Proceeds received from disposition may vary from period to period, as discussed above. During the six months ended September 30, 2015, using sale proceeds from the disposition of its Local Limited Partnerships, the Partnership reimbursed $81,890 to the General Partner for the repayment of the previously written off advances.

During the six months ended September 30, 2015 accrued payables, which consist primarily of asset management fees to the General Partner or affiliates, decreased by $336,000.  The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

Recent Accounting Changes

In January 2015, the FASB issued an amendment to the accounting and disclosure requirements for investments in qualified affordable housing projects. The amendments provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for interim and annual periods beginning after December 15, 2015 and should be applied retrospectively to all periods presented. Early adoption is permitted. The adoption of this update is not expected to materially affect the Partnership's financial statements.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II. Other Information

Item 1.   Legal Proceedings

The Partnership owned a Local Limited Partnership interest in Klimpel Manor, Ltd. (“Klimpel Manor”), a California Limited Partnership. Klimpel Manor owns and operates an apartment complex.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.   Defaults Upon Senior Securities

NONE

Item 4.   Mine Safety Disclosures

NOT APPLICABLE

Item 5.   Other Information

NONE

Item 6.   Exhibits

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at September 30, 2015 and March 31, 2015, (ii) the Condensed Statements of Operations for the three and six months ended September 30, 2015 and September 30, 2014, (iii) the Condensed Statement of Partners’ Equity (Deficit) for the six months ended September 30, 2015 (iv) the Condensed Statements of Cash Flows for the six months ended September 30, 2015 and September 30, 2014 and (v) the Notes to Condensed Financial Statements.

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

Date:  November 16, 2015

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date:  November 16, 2015