Form 10-Q
period 2015-12-31
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 2016-02-11
CIK 913497

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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
(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended December 31, 2015

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	December 31, 2015	March 31, 2015

ASSETS

Cash and cash equivalents	$242,792	$12,559
Investments in Local Limited Partnerships, net (Note 2)	-	-
Other assets	1,850	54,056

Total Assets	$244,642	$66,615

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$46,151	$377,996

Total Liabilities	46,151	377,996

Partners’ Equity (Deficit):
General Partner	87,257	163,229
Limited Partners (20,000 Partnership Units
authorized; 15,543 and 15,558 Partnership Units, respectively, issued and outstanding)	111,234	(474,610)

Total Partners’ Equity (Deficit)	198,491	(311,381)

Total Liabilities and Partners’ Equity (Deficit)	$244,642	$66,615

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2015 and 2014
(Unaudited)

	2015		2014
	Three Months	Nine Months	Three Months	Nine Months

Reporting fees	$-	$2,000	$-	$2,000

Operating expenses:
Asset management fees (Note 3)	2,298	7,568	4,321	12,963
Legal and accounting fees	1,200	22,900	1,280	22,433
Outsourcing expenses	-	1,061	650	3,005
Write off of other assets	-	-	17,823	17,823
Other	1,078	2,084	47	13,364

Total operating expenses	4,576	33,613	24,121	69,588

Loss from operations	(4,576)	(31,613)	(24,121)	(67,588)

Gain on sale of Local Limited Partnerships	-	623,345	-	-

Interest income	18	30	-	2

Net income (loss)	$(4,558)	$591,762	$(24,121)	$(67,586)

Net income (loss) allocated to:
General Partner	$(46)	$5,918	$(241)	$(676)

Limited Partners	$(4,512)	$585,844	$(23,880)	$(66,910)

Net income (loss) per Partnership Unit	$-	$38	$(2)	$(4)

Outstanding weighted Partnership Units	15,543	15,543	15,573	15,573

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Nine Months Ended December 31, 2015
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2015	$163,229	$(474,610)	$(311,381)

Net income (loss)	5,918	585,844	591,762

Return of capital (Note 4)	(81,890)	-	(81,890)

Partners’ equity at December 31, 2015	$87,257	$111,234	$198,491

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2015 and 2014
(Unaudited)

	2015	2014
Cash flows from operating activities:
Net income (loss)	$591,762	$(67,586)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Increase) decrease in other assets	52,206	(33,047)
Increase (decrease) in accrued fees and expenses due to
General Partner and affiliates	(331,845)	72,635
Gain on sale of Local Limited Partnerships	(623,345)	-

Net cash used in operating activities	(311,222)	(27,998)

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	623,345	-

Net cash provided by investing activities	623,345	-

Cash flows from financing activities:
Return of capital	(81,890)	-

Net cash used in financing activities	(81,890)	-

Net increase (decrease) in cash and cash equivalents	230,233	(27,998)

Cash and cash equivalents, beginning of period	12,559	40,557

Cash and cash equivalents, end of period	$242,792	$12,559

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2015
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2015.

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

The Partnership Agreement authorized the sale of up to 20,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units has concluded, and 15,600 Partnership Units representing subscriptions in the amount of $15,241,000, net of volume discounts of $359,000, had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership.  The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99% of these items in proportion to their respective investments. As of December 31, 2015 and March 31, 2015, a total of 15,543 and 15,558 Partnership Units remain outstanding, respectively.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2015
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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2015
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

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits.  A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. The Compliance Period has ended for all remaining Local Limited Partnerships as of December 31, 2015.

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2015.

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2015
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

As of March 31, 2015, the Partnership sold its Local Limited Partnership Interest in E.W., Crossing II Limited Dividend Housing Association LP, Comanche Retirement Village Ltd, Candleridge Apartment of Waukee L.P. II, Mountainview Apartments, LP, Chadwick Limited Partnership, Broken Bow Apartments I, LP, Sidney Apartments I, LP, Autumn Trace Associates, Hickory Lane Associates, Honeysuckle Court Associates, Walnut Turn Associates, Ltd, Southcove Associates, Hereford Seniors Community, Ltd, Palestine Seniors Community, Ltd, Garland Street, LP, Pecan Grove, LP, Lamesa Seniors Community, Ltd, Laredo Heights Apartments, and Apartment Housing of E. Brewton, Ltd.

During the nine months ended December 31, 2015, the Partnership sold its Local Limited Partnership interest in Klimpel Manor to an affiliate. Klimpel Manor was appraised for $2,795,000 and had a mortgage balance of $1,631,588 as of December 31, 2014. The Partnership received $680,813 in cash proceeds which were used to pay $248,210 of accrued asset management fees, $81,890 to reimburse the General Partner or affiliates for debts previously written off, $122,510 to reimburse the General Partner or affiliates for expenses paid on its behalf and the remaining $228,203 was retained in reserves for future operating expenses. The Partnership incurred $57,468 in sale related expenses, which was netted against the sales price from the sale in calculating the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $623,345 was recorded. The compliance period has been completed therefore there is no risk of recapture.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of December 31, 2015 the Partnership has identified Pioneer Street Associates for disposition. The Compliance Period for the Local Limited Partnership has expired so there is no risk of recapture to the investors in the Partnership.

Local Limited Partnership	Debt at 12/31/14	Appraisal value	Estimated sales price	Estimated sales expenses
Pioneer Street Associates	$1,214,019	$1,600,000	*	$1,850

*In the process of negotiating with the potential purchaser of the Local Partnership interests. The purchase prices and close date have yet to be determined.

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2015
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

“Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2015 and 2014 has been recorded by the Partnership. Management’s estimate for the three and nine-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as income. As of December 31, 2015, all of the investment balances had reached zero.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2015
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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of December 31, 2015 and March 31, 2015, the Partnership had cash equivalents of $242,792 and $12,559, respectively.

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2015
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2015 and March 31, 2015, the Partnership owns interests in 1 and 2 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 112 and 171 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the nine months ended December 31, 2015 and 2014 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2015	2014

Revenue	$571,000	$936,000
Expenses:
Interest expense	65,000	157,000
Depreciation and amortization	117,000	188,000
Operating expenses	353,000	589,000

Total expenses	535,000	934,000

Net income	$36,000	$2,000

Net income allocable to the Partnership	$36,000	$2,000

Net income recorded by the Partnership	$-	$-

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies.  In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership may be require to sustain operations of such Local Limited Partnerships.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2015
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a)
An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds.  In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index.  However, in no event will the maximum amount exceed 0.2% of the Invested Assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debt related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $7,568 and $12,963 were incurred during the nine months ended December 31, 2015 and 2014, respectively. The Partnership paid the General Partner and its affiliates $248,210 and $0 of those fees during the nine months ended December 31, 2015 and 2014, respectively.

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

(c)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements paid were $122,510 and $30,000 during the nine months ended December 31, 2015 and 2014, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	December 31, 2015	March 31, 2015

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$34,262	$125,465
Asset management fee payable	11,889	252,531
Total	$46,151	$377,996

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 – RETURN OF CAPITAL

During prior years, the Partnership was relieved of debt which was owed to the General Partner or an affiliate.  The debt was a result of advances that had previously been made to the Partnership by the General Partner or an affiliate to aid the Partnership in providing funding to several Local Limited Partnerships which were experiencing operational issues.  During the nine months ended December 31, 2015, $81,890 was reimbursed to the General Partner for repayment of the previously written off amounts, the repayment was a result of the sale proceeds that resulted from the disposition of one of the Local Limited Partnerships during the previous period.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2015 and 2014, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2015 consisted of $243,000 in cash and cash equivalents and $2,000 in other assets.  Liabilities at December 31, 2015 consisted of $46,000 of accrued fees and expenses due to General Partner and affiliates.

Results of Operations

Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014. The Partnership’s net loss for the three months ended December 31, 2015 was $5,000, reflecting a decrease of $19,000 from the $24,000 net loss for the three months ended December 31, 2014. Asset management fees decreased by $2,000 for the three months ended December 31, 2015. The fees are calculated based on the value of invested assets which decreased due to the sales of Local Limited Partnerships. There was an $18,000 decrease in write off of other assets for the three months ended December 31, 2015. Capitalized costs from the potential disposition of Local Limited Partnerships were expensed during the prior year due to the length of time it has taken to dispose of the properties.

Nine Months Ended December 31, 2015 Compared to Nine Months Ended December 31, 2014. The Partnership’s net income for the nine months ended December 31, 2015 was $592,000, reflecting an increase of $660,000 from the $68,000 of net loss for the nine months ended December 31, 2014. The change was largely due to a gain on sale of Local Limited Partnership of $623,000 for the nine months ended December 31, 2015 compared to no gain on sale for the nine months ended December 31, 2014. The gain recorded by the Partnership can vary depending on the sale prices and the values of the Housing Complexes that are sold. Asset management fees decreased by $5,000 for the nine months ended December 31, 2015. The fees are calculated based on the value of invested assets which decreased due to the sales of Local Limited Partnerships. Other expenses and outsourcing expenses decreased by $11,000 and $2,000, respectively, for the nine months ended December 31, 2015, mainly due to the professional services for proxy fulfillment and voting performed for the nine months ended December 31, 2014. There was a $17,000 decrease in write off of other assets for the nine months ended December 31, 2015. Capitalized costs from the potential disposition of Local Limited Partnerships were expensed during the prior year due to the length of time it taken to dispose of the properties.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources

Nine Months Ended December 31, 2015 Compared to Nine Months Ended December 31, 2014.  The net cash and cash equivalents provided during the nine months ended December 31, 2015 was $230,000 compared to $28,000 net cash and cash equivalents used for the nine months ended December 31, 2014. During the nine months ended December 31, 2015, the Partnership paid $248,000 and $123,000 to the General Partner or and affiliate for accrued asset management fees and reimbursement of operating expenses paid on behalf of the Partnership, respectively, compared to $0 and $30,000 paid during the nine months ended December 31, 2014. Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fees and operating expenses reimbursements will be paid to the General Partner or an affiliates. The Partnership received $623,000 from the disposition of a Local Limited Partnership during the nine months ended December 31, 2015 compared to no disposition proceeds received during the nine months ended December 31, 2014. Proceeds received from disposition may vary from period to period, as discussed above. During the nine months ended December 31, 2015, using sales proceeds from the disposition of its Local Limited Partnerships, the Partnership reimbursed $82,000 to the General Partner for the repayment of the previously written off advances.

During the nine months ended December 31, 2015 accrued payables, which consist primarily of related party management fees and advances due to the General Partner, decreased by $332,000.  The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at December 31, 2015 and March 31, 2015, (ii) the Condensed Statements of Operations for the three and nine months ended December 31, 2015 and 2014, (iii) the Condensed Statement of Partners’ Equity (Deficit) for the nine months ended December 31, 2015, (iv) the Condensed Statements of Cash Flows for the nine months ended December 31, 2015 and 2014, and (v) the Notes to Condensed Financial Statements.

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

Date: February 11, 2016

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: February 11, 2016