Form 10-K
period 2016-03-31
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 2016-06-07
CIK 913497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

 (Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

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

UNITS OF LIMITED PARTNERSHIP INTEREST
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

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

Pursuant to a registration statement filed with the Securities and Exchange Commission on October 20, 1993, in July 1994 the Partnership commenced a public offering of 20,000 units of limited partnership interest ("Partnership Units") at a price of $1,000 per Partnership Unit. As of the close of the public offering, a total of 15,600 Partnership Units representing subscriptions in the amount of $15,241,000, net of volume discounts of $359,000, had been sold.  As of March 31, 2016 and 2015, a total of 15,543 and 15,558 Partnership Units, respectively, remain outstanding. Holders of Partnership Units are referred to herein as “Limited Partners”.

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

The Partnership originally invested in twenty-two Local Limited Partnerships, twenty-one of which have been sold or otherwise disposed of as of March 31, 2016. Each of these Local Limited Partnerships owns or owned a single Housing Complex, all of which were eligible for the Low Income Housing Tax Credits. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them or the applicable Local Limited Partnership Interests. The objective is to wind down the Partnership after Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of at any time by the General Partner in its discretion. While liquidation of the Housing Complexes or the applicable Local Limited Partnership Interests continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2016.

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

During the year ended March 31, 2016, the Partnership sold its Local Limited Partnership interest in Klimpel Manor, Ltd. (“Klimpel Manor”) to an affiliate. Klimpel Manor was appraised for $2,795,000 and had a mortgage balance of $1,631,588 as of December 31, 2014. The Partnership received $680,813 in cash proceeds which were used to pay $248,210 of accrued asset management fees, $81,890 to reimburse the General Partner or affiliates for debts previously written off, $122,510 to reimburse the General Partner or affiliates for expenses paid on its behalf and the remaining $228,203 was retained in reserves for future operating expenses. The Partnership incurred $57,468 in sale related expenses, which was netted against the sales price from the sale in calculating the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $623,345 was recorded. The compliance period has been completed therefore there is no risk of recapture.

As of March 31, 2016, the Partnership has identified Pioneer Street Associates for disposition. The Compliance Period for the Local Limited Partnerships has expired so there is no risk of recapture to the investors in the Partnership.

Local Limited Partnership	Debt at 12/31/15	Appraisal value	Sales price	Sale expenses	Close date
Pioneer Street Associates	$1,134,518	$1,600,000	*	$1,850	*

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner. The asset management fees payable increased (decreased) by $(238,000), $17,000 and $16,000 for  the years ended March 31, 2016, 2015 and 2014, respectively. The Partnership’s future contractual cash obligations consist of its obligations to pay future annual asset management fees and the payables due to the Local Limited Partnerships.  The future annual asset management fees will equal approximately $9,000 per year through the termination of the Partnership, which must occur no later than December 31, 2050.  Though the amounts payable to the General Partner and/or its affiliates are contractually  currently payable,  the Partnership  anticipates that the General Partner and/or its affiliates will not require the payment of these contractual  obligations until capital reserves are in excess of the aggregate of the existing  contractual  obligations  and anticipated future foreseeable  obligations of the Partnership.  The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the Housing Complexes as of the dates or for the periods indicated:

WNC Housing Tax Credit Fund IV, L.P., Series 2

			As of March 31, 2016		As of December 31, 2015
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits	Mortgage Balances of Local Limited Partnership

Pioneer Street Associates (1)	Bakersfield, California	Philip R. Hammond, Jr. and Walter A. Dwelle	$2,222,000	$2,222,000	112	$4,116,000	$1,135,000

			$2,222,000	$2,222,000	112	$4,116,000	$1,135,000

(1)	The Local Limited Partnership was identified for disposition as of March 31, 2016.

WNC Housing Tax Credit Fund IV, L.P., Series 2

	For the year ended December 31, 2015
Local Limited Partnership Name	Rental Income	Net Income	Low Income Housing Tax Credits Allocated to Partnership
Pioneer Street Associates (1)	$768,000	$29,000	N/A

	$768,000	$29,000

N/A – All of the Low Income Housing Tax Credits have been allocated to the Partnership and there are no future Low Income Housing Tax Credits expected to be received.

(1)	The Local Limited Partnership was identified for disposition as of March 31, 2016.

WNC Housing Tax Credit Fund IV, L.P., Series 2
March 31, 2016

			Occupancy Rates
			As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2015	2014	2013	2012	2011

Apartment Housing of East Brewton, Ltd.	East Brewton, Alabama	Apartment Developers Inc. and Thomas H. Cooksey	N/A	N/A	N/A	100%	80%

Autumn Trace Associates, Ltd.	Silsbee, Texas	Olsen Securities Corp.	N/A	N/A	N/A	N/A	95%

Broken Bow Apartments I, Limited Partnership	Broken Bow, Nebraska	Retro Development, Inc.	N/A	N/A	N/A	N/A	N/A

Candleridge Apartments of Waukee L.P. II	Waukee, Iowa	Eric A. Sheldahl	N/A	N/A	N/A	N/A	N/A

Chadwick Limited Partnership	Edan, North Carolina	Boyd Management, Inc. Gordon L. Blackwell and Regency Investment Associates	N/A	N/A	N/A	N/A	N/A

Comanche Retirement Village, Ltd.	Comanche, Texas	Max L. Rightmer	N/A	N/A	N/A	N/A	N/A

Crossings II Limited Dividend Housing Association Limited Partnership	Portage, Michigan	Raymond T. Cato, Jr.	N/A	N/A	N/A	N/A	N/A

EW, a Wisconsin Limited Partnership	Evansville, Wisconsin	Philip Wallis, James Poehlman, Cynthia Solfest Wallis, and Anita Poehlman	N/A	N/A	N/A	N/A	N/A

Garland Street Limited Partnership	Malvarn, Arkansas	Conrad L. Beggs, Audrey D. Beggs, Russell J. Altizer, and Marjorie L. Beggs	N/A	N/A	N/A	N/A	100%

Hereford Seniors Community, Ltd.	Hereford, Texas	Winston Sullivan	N/A	N/A	N/A	N/A	100%

Hickory Lane Associates, Ltd.	Newton, Texas	Olsen Securities Corp.	N/A	N/A	N/A	N/A	92%

Honeysuckle Court Associates, Ltd.	Vidor, Texas	Olsen Securities Corp.	N/A	N/A	N/A	N/A	98%

WNC Housing Tax Credit Fund IV, L.P., Series 2
March 31, 2016

			Occupancy Rates
			As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2015	2014	2013	2012	2011

Klimpel Manor, Ltd.	Fullerton, California	Klimpel Manor Apartments	N/A	98%	98%	98%	97%

Lamesa Seniors Community, Ltd.	Lamesa, Texas	Winston Sullivan	N/A	N/A	N/A	N/A	100%

Laredo Heights Apartments Ltd.	Navasota, Texas	Donald W. Sowell	N/A	N/A	N/A	N/A	94%

Mountainview Apartments Limited Partnership	North Wilkesboro, North Carolina	John C. Loving and Gordon D. Brown, Jr.	N/A	N/A	N/A	N/A	100%

Palestine Seniors Community, Ltd.	Palestine, Texas	Winston Sullivan	N/A	N/A	N/A	N/A	98%

Pecan Grove Limited Partnership	Forrest City, Arkansas	Conrad Beggs, Audrey Beggs and Russell Altizer	N/A	N/A	N/A	N/A	84%

Pioneer Street Associates	Bakersfield, California	Philip R. Hammond, Jr. and Walter A. Dwelle	96%	91%	79%	79%	88%

Sidney Apartments I, Limited Partnership	Sidney, Nebraska	Retro Development, Inc. And Most Worshipful Prince Hall Grand Lodge	N/A	N/A	N/A	N/A	N/A

Southcove Associates	Orange Cove, California	Philip R. Hammond, Jr. and Diane M. Hammond	N/A	N/A	N/A	N/A	94%

Walnut Turn Associates, Ltd.	Buna, Texas	Olsen Securities Corp.	N/A	N/A	N/A	N/A	92%

		Weighted average	96%	93%	86%	88%	93%

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

b)	At March 31, 2016 there were 820 Limited Partners and no assignees of Partnership Units who were not admitted as Limited Partners.

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

d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

e)	The Partnership does not issue common stock.

f)	No unregistered securities were sold by the Partnership during the years ended March 31, 2016.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,
	2016	2015	2014	2013	2012

ASSETS
Cash and cash equivalents	$242,810	$12,559	$40,557	$94,108	$44,664
Investments in Local Limited Partnerships, net	-	-	-	-	-
Other assets	1,850	54,056	54,080	-	34,109

Total Assets	$244,660	$66,615	$94,637	$94,108	$78,773

LIABILITIES
Accrued expenses	$-	$-	$-	$166	$-
Accrued fees and expenses due to General Partner and affiliates	51,973	377,996	292,423	219,748	532,918

Total Liabilities	51,973	377,996	292,423	219,914	532,918

PARTNERS' EQUITY (DEFICIT)	192,687	(311,381)	(197,786)	(125,806)	(454,145)

Total Liabilities and Partners’ Equity	$244,660	$66,615	$94,637	$94,108	$78,773

Selected results of operations, cash flows and other information for the Partnership are as follows:

	For the Years Ended March 31,
	2016	2015	2014	2013	2012

Loss from operations	$(37,435)	$(113,597)	$(71,995)	$(118,812)	$(94,999)
Gain on sale of Local Limited Partnerships	623,345	-	-	447,130	137,061
Interest income	48	2	15	21	13
Net income (loss)	$585,958	$(113,595)	$(71,980)	$328,339	$42,075

Net income (loss) allocated to:
General Partner	$5,860	$(1,136)	$(720)	$3,283	$421

Limited Partners	$580,098	$(112,459)	$(71,260)	$325,056	$41,654

Net income (loss) per Partnership Unit	$37.32	$(7.23)	$(4.57)	$20.85	$2.67

Outstanding weighted Partnership Units	15,543	15,558	15,588	15,593	15,600

	For the Years Ended March 31,
	2016	2015	2014	2013	2012

Net cash provided by (used in):

Operating activities	$(311,204)	$(27,998)	$(53,551)	$(176,321)	$(152,997)
Investing activities	623,345	-	-	225,765	155,411
Financing activities	(81,890)	-	-	-	-

Net change in cash and cash equivalents	230,251	(27,998)	(53,551)	49,444	2,414

Cash and cash equivalents, beginning of year	12,559	40,557	94,108	44,664	42,250

Cash and cash equivalents, end of year	$242,810	$12,559	$40,557	$94,108	$44,664

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

Recent Accounting Changes

In January 2014, the FASB issued an amendment to the accounting and disclosure requirements for investments in qualified affordable housing projects. The amendments provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for interim and annual periods beginning after December 15, 2014 and should be applied retrospectively to all periods presented. Early adoption is permitted. The adoption of this update did not materially affect the Partnership's financial statements.

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

Financial Condition

The Partnership’s assets at March 31, 2016 consisted of $243,000 in cash and cash equivalents and $2,000 in other assets.  Liabilities at March 31, 2016 consisted of $52,000 of accrued fees and expenses due to General Partner and affiliates (See “Future Contractual Cash Obligations” below).

Results of Operations

Year Ended March 31, 2016 Compared to Year Ended March 31, 2015 The Partnership’s net income for the year ended March 31, 2016 was $586,000, reflecting an increase of approximately $700,000 from the net loss experienced for the year ended March 31, 2015 of $114,000. The increase in net income was largely due to a gain on sale of Local Limited Partnership of $623,000 during the year ended March 31, 2016 compared to no gain on sale during the year ended March 31, 2015. The gain recorded by the Partnership can vary depending on the sale prices and the values of the Housing Complexes that are sold. Asset management fees decreased by $7,000 during the year ended March 31, 2016. The fees are calculated based on the value of invested assets which decreased due to the sales of Local Limited Partnerships. Other expenses decreased by $15,000 during the year ended March 31, 2016, mainly due to the professional services for proxy fulfillment and voting performed during the year ended March 31, 2015. There was no write off of other assets for the year ended March 31, 2016, compared to $54,000 for the year ended March 31, 2015. Capitalized costs from the potential disposition of Local Limited Partnerships were expensed during the prior year due to the length of time it has taken to dispose of the properties.

Year Ended March 31, 2015 Compared to Year Ended March 31, 2014 The Partnership’s net loss for the year ended March 31, 2015 was $114,000, reflecting an increase of approximately $42,000 from the net loss experienced for the year ended March 31, 2014 of $72,000. The increase in net loss was mainly due to a $54,000 increase in write-off of other assets for the year ended March 31, 2015. Capitalized costs from the potential disposition of Local Limited Partnerships were expensed during the prior year due to the length of time it has taken to dispose of the properties. Legal and accounting expenses decreased by $22,000 for the year ended March 31, 2015 due to the timing of the accounting work performed. Other expenses increased by $10,000 mainly due to outsourcing of printing expenses for K-1s.

Liquidity and Capital Resources

Year Ended March 31, 2016 Compared to Year Ended March 31, 2015  The net increase in cash and cash equivalents during the year ended March 31, 2016 was $230,000 compared to a net decrease in cash and cash equivalents for the year ended March 31, 2015 of $28,000. During the year ended March 31, 2016 the Partnership paid $248,000 of accrued asset management fees to the general partner or affiliate compared to $0 paid during the year ended March 31, 2015. Additionally, during the year ended March 31, 2016, the Partnership reimbursed the General Partner or an affiliate $123,000 for operating expenses that were paid on its behalf compared to $30,000 reimbursed during the year ended March 31, 2015. The reimbursements of operating expenses and accrued asset management fees are paid after management reviews the cash position of the Partnership. The Partnership received $623,000 from the disposition of a Local Limited Partnership during the year ended March 31, 2016 compared to no disposition proceeds received during the year ended March 31, 2015. Proceeds received from disposition may vary from period to period, as discussed above. During the year ended March 31, 2016, using sales proceeds from the disposition of its Local Limited Partnerships, the Partnership reimbursed $82,000 to the General Partner for the repayment of the previously written off advances.

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

Accrued payables, which consist primarily of related party asset management fees due to the General Partner, increased (decreased) by approximately $(326,000), $86,000 and $73,000 for  the years ended March 31, 2016, 2015 and 2014, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

Other Matters

Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2016:

	2017	2018	2019	2020	2021	Thereafter	Total

Asset management fees(1)	$61,165	$9,192	$9,192	$9,192	$9,192	$266,568	$364,501
Total contractual cash obligations	$61,165	$9,192	$9,192	$9,192	$9,192	$266,568	$364,501

(1)
Asset management fees are payable annually until termination of the Partnership, which is to occur no later than December 31, 2050. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes owned at March 31, 2016 until December 31, 2050. Amounts due to the General Partner as of March 31, 2016 have been included in the 2017 column.  The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Partners
WNC Housing Tax Credit Fund IV, L.P., Series 2

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund IV, L.P., Series 2 (the "Partnership") as of March 31, 2016 and 2015, and the related statements of operations, partners' equity (deficit), and cash flows for each of the years in the three-year period ended March 31, 2016. The Partnership's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund IV, L.P., Series 2 as of March 31, 2016 and 2015 and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 15(a)(2) in the index related to each of the years in the three-year period ended March 31, 2016 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule is the responsibility of WNC Housing Tax Credit Fund IV, L.P., Series 2's management. This schedule has been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ CohnReznick LLP
Bethesda, Maryland
June 7, 2016

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

BALANCE SHEETS

	March 31,
	2016	2015
ASSETS
Cash and cash equivalents	$242,810	$12,559
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-
Other assets	1,850	54,056

Total Assets	$244,660	$66,615

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$51,973	$377,996

Total Liabilities	51,973	377,996

Partners’ Equity (Deficit)
General Partner	87,199	163,229
Limited Partners (20,000 Partnership Units authorized; 15,543 and 15,558, Partnership Units, respectively, issued and outstanding)	105,488	(474,610)

Total Partners’ Equity (Deficit)	192,687	(311,381)

Total Liabilities and Partners’ Equity (Deficit)	$244,660	$66,615

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

STATEMENTS OF OPERATIONS
For the Years Ended March 31, 2016, 2015 and 2014

	For the Years Ended March 31,
	2016	2015	2014

Operating income:
Reporting fees	$2,000	$2,000	$2,000
Total operating income	2,000	2,000	2,000

Operating expenses:
Asset management fees (Note 3)	9,866	17,284	17,104
Accounting and legal fees	24,100	23,633	45,755
Write-off of other assets	-	54,080	-
Other	5,469	20,600	11,136
Total operating expenses	39,435	115,597	73,995

Loss from operations	(37,435)	(113,597)	(71,995)

Gain on sale of Local Limited Partnership	623,345	-	-

Interest income	48	2	15

Net income (loss)	$585,958	$(113,595)	$(71,980)

Net income (loss) allocated to:
General Partner	$5,860	$(1,136)	$(720)
Limited Partners	$580,098	$(112,459)	$(71,260)

Net income (loss) per Partnership Unit	$37.32	$(7.23)	$(4.57)

Outstanding weighted Partnership Units	15,543	15,558	15,588

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For the Years Ended March 31, 2016, 2015 and 2014

	General Partner	Limited Partners	Total

Partners’ equity (deficit) at March 31, 2013	$165,085	$(290,891)	$(125,806)

Net loss	(720)	(71,260)	(71,980)
Partners’ equity (deficit) at March 31, 2014	164,365	(362,151)	(197,786)

Net loss	(1,136)	(112,459)	(113,595)
Partners’ equity (deficit) at March 31, 2015	163,229	(474,610)	(311,381)

Net income	5,860	580,098	585,958

Return of capital (Note 5)	(81,890)	-	(81,890)

Partners’ equity at March 31, 2016	$87,199	$105,488	$192,687

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS
For the Years Ended March 31, 2016, 2015 and 2014

	For The Years Ended March 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$585,958	$(113,595)	$(71,980)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of Local Limited Partnership	(623,345)	-	-
(Increase) decrease in other assets	52,206	24	(54,080)
Increase (decrease) in accrued expenses	-	-	(166)
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	(326,023)	85,573	72,675

Net cash used in operating activities	(311,204)	(27,998)	(53,551)

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnership	623,345	-	-

Net cash provided by investing activities	623,345	-	-

Cash flows from financing activities:
Return of capital	(81,890)	-	-

Net cash used in financing activities	(81,890)	-	-

Net increase (decrease) in cash and cash equivalents	230,251	(27,998)	(53,551)

Cash and cash equivalents, beginning of year	12,559	40,557	94,108

Cash and cash equivalents, end of year	$242,810	$12,559	$40,557

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$800	$800	$-

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the years Ended March 31, 2016, 2015 and 2014

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

The Partnership Agreement authorized the sale of up to 20,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit.  The offering of Partnership Units has concluded, and 15,600 Partnership Units representing subscriptions in the amount of $15,241,000, net of volume discounts of $359,000, had been accepted. As of March 31, 2016 and 2015, a total of 15,543 and 15,558 Partnership Units, respectively, remain outstanding. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership.  The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99% of these items in proportion to their respective investments.

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the years Ended March 31, 2016, 2015 and 2014

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the years Ended March 31, 2016, 2015 and 2014
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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available.  Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2016.

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the years Ended March 31, 2016, 2015 and 2014
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

During the year ended March 31, 2016, the Partnership sold its Local Limited Partnership interest in Klimpel Manor to an affiliate. Klimpel Manor was appraised for $2,795,000 and had a mortgage balance of $1,631,588 as of December 31, 2014. The Partnership received $680,813 in cash proceeds which were used to pay $248,210 of accrued asset management fees, $81,890 to reimburse the General Partner or affiliates for debts previously written off, $122,510 to reimburse the General Partner or affiliates for expenses paid on its behalf and the remaining $228,203 was retained in reserves for future operating expenses. The Partnership incurred $57,468 in sale related expenses, which was netted against the sales price from the sale in calculating the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $623,345 was recorded. The compliance period has been completed therefore there is no risk of recapture.

As of March 31, 2016, the Partnership has identified Pioneer Street Associates for disposition. The Compliance Period for the Local Limited Partnerships has expired so there is no risk of recapture to the investors in the Partnership.

Local Limited Partnership	Debt at 12/31/15	Appraisal value	Sales price	Sale expenses	Close date
Pioneer Street Associates	$1,134,518	$1,600,000	*	$1,850	*

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the years Ended March 31, 2016, 2015 and 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the years Ended March 31, 2016, 2015 and 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  The Partnership had $242,810 and $12,559 of cash equivalents as of March 31, 2016 and 2015, respectively.

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

Net Income (Loss) Per Partnership Unit

Net income (loss) per Partnership Unit includes no dilution and is computed by dividing income (loss) allocated to Limited Partners by the weighted average Partnership Units outstanding during the period.  Calculation of diluted net income (loss) per Partnership Unit is not required.

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the years Ended March 31, 2016, 2015 and 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Impact of Recent Accounting Pronouncements

In January 2014, the FASB issued an amendment to the accounting and disclosure requirements for investments in qualified affordable housing projects. The amendments provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for interim and annual periods beginning after December 15, 2014 and should be applied retrospectively to all periods presented. Early adoption is permitted. The adoption of this update did not materially affect the Partnership's financial statements.

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2016 and 2015 the Partnership owned Local Limited Partnership interests in 1 and 2 Local Limited Partnerships, each of which owns one Housing Complex, consisting of an aggregate of 112 and 171 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership’s investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2016 and 2015 are approximately $1,723,000 and $2,210,000, respectively, less than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined condensed financial statements presented below.  This difference is primarily due to acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account, impairment losses recorded in the Partnership’s investment account and capital contributions payable to the Local Limited Partnerships which were netted against partner capital in the Local Limited Partnership’s financial statements.

For all periods presented, the investment accounts in certain Local Limited Partnerships have reached a zero balance.  Consequently, a portion of the Partnership’s estimate of its share of income (loss) for the years ended March 31, 2016, 2015 and 2014 amounting to approximately $29,000, $(14,000) and $4,000, respectively, have not been recognized.  As of March 31, 2016, the aggregate share of net income not recognized by the Partnership amounted to approximately $29,000.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the years Ended March 31, 2016, 2015 and 2014
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

      COMBINED CONDENSED BALANCE SHEETS

	2015	2014
ASSETS
Buildings and improvements (net of accumulated depreciation as of December 31, 2015 and 2014 of $2,951,000 and $4,700,000, respectively)	$995,000	$2,836,000
Land	300,000	300,000
Other assets	394,000	646,000
Total assets	$1,689,000	$3,782,000

LIABILITIES
Mortgage payable	$1,135,000	$2,846,000
Other liabilities	64,000	166,000

Total liabilities	1,199,000	3,012,000

PARTNERS' EQUITY (DEFICIT)
WNC Housing Tax Credit Fund IV, L.P., Series 2	1,723,000	2,210,000
Other partners	(1,233,000)	(1,440,000)
Total partners’ equity	490,000	770,000
Total liabilities and partners’ equity	$1,689,000	$3,782,000

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the years Ended March 31, 2016, 2015 and 2014
NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2015	2014		2013

Revenues	$796,000		$1,248,000	$1,247,000

Expenses:
Operating expenses	534,000		822,000	209,000
Interest expense	83,000		202,000	250,000
Depreciation and amortization	150,000		240,000	785,000

Total expenses	767,000		1,264,000	1,244,000

Net income (loss)	$29,000	$	$(16,000)	$3,000

Net income (loss) allocable to the Partnership	$29,000	$	$(14,000)	$4,000

Net income (loss) recorded by the Partnership	$-	$	$-	$-

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the years Ended March 31, 2016, 2015 and 2014
NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

Acquisition fees of 8% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  As of March 31, 2016, 2015 and 2014, the Partnership incurred cumulative acquisition fees of $1,058,950, which have been included in investments in Local Limited Partnerships.  As of all periods presented, the fees had been fully amortized or impaired.  Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition expenses was recorded, the accumulated amortization was reduced to zero at that time.

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

An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds.  In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index.  However, in no event will the maximum amount exceed 0.2% of the Invested Assets of the Partnership, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debt related to the Housing Complexes owned by such Local Limited Partnerships.  Asset management fees of $9,866, $17,284 and $17,104, respectively, were incurred during the years ended March 31, 2016, 2015 and 2014, and $248,210, $0 and $1,459 was paid during the years ended March 31, 2016, 2015 and 2014, respectively.

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

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership.  Operating expense reimbursements paid were $122,510, $30,000 and $54,108 during the years ended March 31, 2016, 2015 and 2014, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,
	2016	2015

Asset management fee payable	$14,187	$252,531
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	37,786	125,465

Total	$51,973	$377,996

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the years Ended March 31, 2016, 2015 and 2014
NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31
2016
Income	$2,000	$-	$-	$-

Operating expenses	8,000	21,000	5,000	5,000

Loss from operations	(6,000)	(21,000)	(5,000)	(5,000)

Gain on sale from Local Limited Partnership	623,000	-	-	-

Net income (loss)	617,000	(21,000)	(5,000)	(5,000)

Net income (loss) available to Limited Partners	612,000	(21,000)	(5,000)	(5,000)

Net income (loss) per Partnership Unit	39	(1)	-	(1)

	June 30	September 30	December 31	March 31
2015
Income	$-	$2,000	$-	$-

Operating expenses	(17,000)	(29,000)	(24,000)	(46,000)

Loss from operations	(17,000)	(27,000)	(24,000)	(46,000)

Net loss	(17,000)	(27,000)	(24,000)	(46,000)

Net loss available to Limited Partners	(16,000)	(27,000)	(24,000)	(45,000)

Net loss per Partnership Unit	(1)	(2)	(2)	(2)

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the years Ended March 31, 2016, 2015 and 2014
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

NOTE 5 – RETURN OF CAPITAL

During prior years, the Partnership was relieved of debt which was owed to the General Partner or an affiliate.  The debt was a result of advances that had previously been made to the Partnership by the General Partner or an affiliate to aid the Partnership in providing funding to several Local Limited Partnerships which were experiencing operational issues.  During the year ended March 31, 2016, $81,890 was reimbursed to the General Partner for repayment of the previously written off amounts, the repayment was a result of the sale proceeds that resulted from the disposition of one of the Local Limited Partnerships during the previous period.

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

(b)           Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2016. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures,” the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2016.

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

(c)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

(a)  Compensation for Services

For services rendered by the General Partner or an affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any such affiliate may receive an annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds.  In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index.  However, in no event will the maximum amount exceed 0.2% of the Invested Assets of the Partnership, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loan on and other debt related to the Housing Complexes owned by such Local Limited Partnerships. The asset management fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets.  Asset management fees of $9,866, $17,284 and $17,104, respectively, were incurred during the years ended March 31, 2016, 2015 and 2014, and $248,210, $0 and $1,459, was paid during the years ended March 31, 2016, 2015 and 2014, respectively.

Subject to a number of terms and conditions set forth in the Agreement, the General Partner and its affiliates may be entitled to compensation for property management services actually rendered by the General Partner or its affiliates respecting the Housing Complexes owned by Local Limited Partnerships. No property management services were rendered and no compensation was payable for such services during the periods covered by this report.

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

The unpaid operating expenses paid by General Partner or its affiliates on behalf of the Partnership were $37,786, $125,465 and $57,176 as of March 31, 2016, 2015 and 2014, respectively.  The Partnership reimbursed the General Partner or its affiliates for operating expenses of $122,510, $30,000 and $54,108 during the years ended March 31, 2016, 2015 and 2014, respectively.

(c)   Interest in Partnership

The General Partner receives 1% of the Partnership’s allocated Low Income Housing Tax Credits, which was $0 for each of the years ended December 31, 2015, 2014 and 2013, respectively.  The General Partner is also entitled to receive 1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. Distributions of $81,890, $0 and $0 were paid to the General Partner during the years ended March 31, 2016, 2015 and 2014, respectively. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 10% and the Limited Partners 90% of any remaining proceeds.  There were no such distributions of cash to the General Partner during the years ended March 31, 2016, 2015 and 2014.

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

(b)	Security Ownership of Certain Beneficial Owners

The following is the only limited partner known to the General Partner to own beneficially in excess of 5% of the outstanding Partnership Units as of March 31, 2016:

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

(b)	The Partnership has no directors.

Item 14.  Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2016	2015
Audit Fees	$20,100	$19,600
Audit-related Fees	-	-
Tax Fees	4,000	-
All Other Fees	-	-
TOTAL	$24,100	$19,600

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are preapproved by the General Partner.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)	List of financial statements included in Part II hereof

Reports of Independent Registered Public Accounting Firm
Balance Sheets, March 31, 2016 and 2015
Statements of Operations For the Years Ended March 31, 2016, 2015 and 2014
Statements of Partners’ Equity (Deficit) For the Years Ended March 31, 2016, 2015 and 2014
Statements of Cash Flows For the Years Ended March 31, 2016, 2015 and 2014
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

101.	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2016 and 2015, (ii) the Statements of Operations For the Years Ended March 31, 2016, 2015 and 2014, (iii) the Statements of Partners’ Equity (Deficit) For the Years Ended March 31, 2016, 2015 and 2014 (iv) the Statements of Cash Flows For the Years Ended March 31, 2016, 2015 and 2014 and (v) the Notes to Financial Statements

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2016

		As of March 31, 2016		As of December 31, 2015
Local Limited Partnership Name	Location	Partnership’s Total Original Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Loans of Local Limited Partnerships	Land	Property and Equipment	Accumulated Depreciation	Net Book Value
Pioneer Street	Bakersfield,	$2,222,000	$2,222,000	$1,135,000	$300,000	$3,946,000	$2,951,000	$1,295,000
Associates (1)	California
		$2,222,000	$2,222,000	$1,135,000	$300,000	$3,946,000	$2,951,000	$1,295,000

(1)  The Local Limited Partnership was identified for disposition as of March 31, 2016.

WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2016

	For the Year Ended December 31, 2015
Local Limited Partnership Name	Rental Income	Net Income	Year Investment Acquired	Estimated Useful Life (Years)
Pioneer Street Associates (1)	$768,000	$29,000	1995	27.5

	$768,000	$29,000

 (1)  The Local Limited Partnership was identified for disposition as of March 31, 2016.

WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2015

		As of March 31, 2015		As of December 31, 2014
Local Limited Partnership Name	Location	Partnership’s Total Original Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Loans of Local Limited Partnerships	Land	Property and Equipment	Accumulated Depreciation	Net Book Value
Klimpel Manor, Ltd (1)	Fullerton, California	$1,774,000	$1,774,000	$1,632,000	$-	$3,589,000	$1,897,000	$1,692,000

Pioneer Street Associates (2)	Bakersfield, California	2,222,000	2,222,000	$1,214,000	300,000	3,947,000	2,803,000	1,444,000

		$3,996,000	$3,996,000	$2,846,000	$300,000	$7,536,000	$4,700,000	$3,136,000

(1)  The Local Limited Partnership was identified for disposition as of March 31, 2015 and sold subsequent thereto.

(2)  The Local Limited Partnership was identified for disposition as of March 31, 2015.

WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2015

	For the Year Ended December 31, 2014
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Estimated Useful Life (Years)

Klimpel Manor, Ltd. (1)	$483,000	$(64,000)	1994	40

Pioneer Street Associates (2)	731,000	48,000	1995	27.5

	$1,214,000	$(16,000)

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

(1)  The Local Limited Partnership was identified for disposition as of March 31, 2014 .

WNC Housing Tax Credit Fund IV, L.P., Series 2
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2014

	For the Year Ended December 31, 2013
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Estimated Useful Life (Years)

Klimpel Manor, Ltd. (1)	$468,000	$(65,000)	1994	40

Pioneer Street Associates (1)	735,000	68,000	1995	27.5

	$1,203,000	$3,000

(1)The Local Limited Partnership was identified for disposition as of March 31, 2014.

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

Date:           June 7, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:          /s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date: June 7, 2016

By:          /s/ Melanie R. Wenk
Melanie R. Wenk,
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date: June 7, 2016

By:          /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date: June 7, 2016

By:          /s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date: June 7, 2016