Form 10-Q
period 2016-06-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 2016-08-24
CIK 913497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

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
Yes ___   No _X__

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended June 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets
As of June 30, 2016 and March 31, 2016	3

Condensed Statements of Operations
For the Three Months Ended June 30, 2016 and 2015	4

Condensed Statement of Partners' Equity
For the Three Months Ended June 30, 2016	5

Condensed Statements of Cash Flows
For the Three Months Ended June 30, 2016 and 2015	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial	16
Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risks	18

Item 4. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. Mine Safety Disclosures	19

Item 5. Other Information	19

Item 6. Exhibits	19

Signatures	20

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$201,164	$242,810
Investments in Local Limited Partnerships, net (Note 2)	-	-
Other assets	600	1,850

Total Assets	$201,764	$244,660

LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Accrued fees and expenses due to General Partner
and affiliates (Note 3)	$21,691	$51,973

Total Liabilities	21,691	51,973

Partners’ equity:
General Partner
Limited Partners (20,000 Partnership Units	87,073	87,199
authorized;15,533 and 15,543 Partnership Units, respectively, issued and outstanding)	93,000	105,488

Total partners’ equity	180,073	192,687

Total liabilities and partners’ equity	$201,764	$244,660

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2016 and 2015
(Unaudited)

	2016	2015
	Three Months	Three Months

Operating income:
Reporting fees	$-	$2,000

Total operating income	-	2,000

Operating expenses:
Asset management fees (Note 3)	2,298	2,972
Legal and accounting fees	4,331	4,000
Write off of other assets	1,250	-
Other	4,753	913

Total operating expenses	12,632	7,885

Loss from operations	(12,632)	(5,885)

Gain on sale of Local Limited Partnership	-	623,705

Interest income	18	1

Net income (loss)	$(12,614)	$617,821

Net income (loss) allocated to:
General Partner	$(126)	$6,178

Limited Partners	$(12,488)	$611,643

Net income (loss) per Partnership Unit	$(1)	$39

Outstanding weighted Partnership Units	15,533	15,558

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY

For the Three Months Ended June 30, 2016
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity at March 31, 2016	$87,199	$105,488	$192,687

Net loss	(126)	(12,488)	(12,614)

Partners’ equity at June 30, 2016	$87,073	$93,000	$180,073

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2016 and 2015
(Unaudited)

	2016	2015
Cash flows from operating activities:
Net income (loss)	$(12,614)	$617,821
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease in other assets	1,250	52,806
Increase (decrease) in accrued fees and expenses
due to General Partner and affiliates	(30,282)	12,186
Increase in sales proceeds receivable	-	(680,813)

Net cash provided by (used in) operating
activities	(41,646)	2,000

Net increase (decrease) in cash and cash equivalents	(41,646)	2,000

Cash and cash equivalents, beginning of period	242,810	12,559

Cash and cash equivalents, end of period	$201,164	$14,559

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2016
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2017. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2016.

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

The Partnership Agreement authorized the sale of up to 20,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units has concluded, and 15,600 Partnership Units representing subscriptions in the amount of $15,241,000, net of volume discounts of $359,000, had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99% of these items in proportion to their respective investments. As of June 30, 2016 and March 31, 2016, a total of 15,533 and 15,543 Partnership Units, respectively, remain outstanding.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2016
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

For the Quarterly Period Ended June 30, 2016
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

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. The Compliance Period has ended for all remaining Local Limited Partnerships as of June 30, 2016.

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

For the Quarterly Period Ended June 30, 2016
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2016.

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

As of March 31, 2016, the Partnership sold its Local Limited Partnership Interest in E.W., Crossing II Limited Dividend Housing Association LP, Comanche Retirement Village Ltd, Candleridge Apartment of Waukee L.P. II, Mountainview Apartments, LP, Chadwick Limited Partnership, Broken Bow Apartments I, LP, Sidney Apartments I, LP, Autumn Trace Associates, Hickory Lane Associates, Honeysuckle Court Associates, Walnut Turn Associates, Ltd, Southcove Associates, Hereford Seniors Community, Ltd, Palestine Seniors Community, Ltd, Garland Street, LP, Pecan Grove, LP, Lamesa Seniors Community, Ltd, Laredo Heights Apartments, Apartment Housing of E. Brewton, Ltd. and Klimpel Manor, Ltd.

As of June 30, 2016 the Partnership has identified Pioneer Street Associates for disposition. The Compliance Period for the Local Limited Partnership has expired so there is no risk of recapture to the investors in the Partnership.

Local Limited Partnership	Debt at 12/31/15	Appraisal value	Discounted cash flow analysis value(*)	Estimated sales price	Estimated sale expenses	Estimated sale date
Pioneer Street Associates	$1,134,518	$1,600,000	$697,000-$758,300	$700,000	$600	10/31/2016

(*) The Limited Partnership Agreement with Pioneer Street Associates gives the Partnership limited force rights for disposition. Therefore it appears reasonable to base a sale price for the Limited Partnership interest on a discounted cash flow analysis. This analysis utilizes an 8% cap rate for the anticipated year of disposition, which was assumed to be 2020. The range of $697,000 to $758,300 represents a discount of 20% to 18%, respectively.

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

For the Quarterly Period Ended June 30, 2016
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

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2016 and 2015 has been recorded by the Partnership. Management’s estimate for the three-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2016
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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Partnership had $201,164 and $242,810 of cash equivalents as of June 30, 2016 and March 31, 2016, respectively.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2016
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns.  The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2013 remain open.

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

For the Quarterly Period Ended June 30, 2016
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2016 and March 31, 2016, the Partnership owns a Local Limited Partnership interest in 1 Local Limited Partnership, which owns one Housing Complex consisting of an aggregate of 112 apartment units. The Local General Partner of the Local Limited Partnership manages the day to day operations of the entity. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnership.

Selected financial information for the three months ended June 30, 2016 and 2015 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:
COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2016	2015

Revenue	$199,000	$190,000
Expenses:
Interest expense	21,000	22,000
Depreciation and amortization	37,000	39,000
Operating expenses	134,000	117,000

Total expenses	192,000	178,000

Net income	$7,000	$12,000

Net income allocable to the Partnership	$7,000	$12,000

Net income recorded by the Partnership	$-	$-

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

For the Quarterly Period Ended June 30, 2016
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)
An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the Invested Assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debt related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $2,298 and $2,972 were incurred during the three months ended June 30, 2016 and 2015, respectively. No payments were made during either of the three months ended June 30, 2016 and 2015.

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

(c)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $41,664 and $0 during the three months ended June 30, 2016 and 2015, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	June 30, 2016	March 31, 2016

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$5,206	$37,786
Asset management fees payable	16,485	14,187
Total	$21,691	$51,973

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2016 and 2015, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2016 consisted of $201,000 in cash and cash equivalents, and $1,000 of other assets. Liabilities at June 30, 2016 consisted of $22,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015. The Partnership’s net loss for the three months ended June 30, 2016 was $13,000, reflecting a decrease of $631,000 from the $618,000 net income for the three months ended June 30, 2015. The change was primarily due to the decrease of $624,000 in gain on sale of Local Limited Partnerships for the three months ended June 30, 2016. The gain on sale of Local Limited Partnerships will vary from period to period depending on the value of such Housing Complexes, and the closing dates of transactions. Asset management fees decreased by $1,000 during the three months ended June 30, 2016. The fees are calculated based on the value of invested assets which decreased due to the sales of Local Limited Partnerships.  Reporting fees decreased by $2,000 for the three months ended June 30, 2016. These fees vary as Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. Other expenses increased by $4,000 for the three months ended June 30, 2016 compared to June 30, 2015. The change was largely due to the consulting service performed for the three months ended June 30, 2016. Write off of other assets increased by $1,000 during the three months ended June 30, 2016. Capitalized costs from the potential disposition of Local Limited Partnerships were expensed due to the length of time it has taken to dispose of the properties.

Liquidity and Capital Resources

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015. Net cash and cash equivalents used during the three months ended June 30, 2016 was $42,000 compared to net cash and cash equivalents of $2,000 provided during the three months ended June 30, 2015. During the three months ended June 30, 2016 the Partnership reimbursed $42,000 to the General Partner or an affiliate for operating expenses paid on behalf of the Partnership, compared to no such payment during the three months ended June 30, 2015. The reimbursements of operating expenses and accrued asset management fees are paid after management reviews the cash position of the Partnership. In addition, reporting fees decreased by $2,000 for the three months ended June 30, 2016 as discussed above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

During the three months ended June 30, 2016, accrued payables, which consist primarily of related party asset management fees due to the General Partner or affiliates, decreased by $30,282. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

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

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. This will improve certain areas of consolidation guidance for reporting organizations that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations and securitization structures. ASU 2015-02 simplifies and improves GAAP by: eliminating the presumption that a general partner should consolidate a limited partnership, eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model) and clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. ASU 2015-02 is effective for periods beginning after December 15, 2015. The adoption of this update did not materially affect the Partnership’s financial statements.

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

(b)          Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures NOT APPLICABLE

Item 5	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2016 and March 31, 2016, (ii) the Condensed Statements of Operations for the three months ended June 30, 2016 and June 30, 2015, (iii) the Condensed Statements of Partners’ Equity for the three months ended June 30, 2016, (iv) the Condensed Statements of Cash Flows for the three months ended June 30, 2016 and June 30, 2015 and (v) the Notes Condensed to Financial Statements.

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

Date: August 24, 2016

By: /s/ Melanie R. Wenk

Melanie R. Wenk
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: August 24, 2016