Form 10-Q
period 2016-09-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 2
filed 2016-11-14
CIK 913497

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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
(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended September 30, 2016

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2016	March 31, 2016
ASSETS

Cash and cash equivalents	$203,179	$242,810
Investments in Local Limited Partnerships, net (Note 2)	-	-
Other assets	1,260	1,850

Total Assets	$204,439	$244,660

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$41,757	$51,973

Total Liabilities	41,757	51,973

Partners’ Equity (Deficit):
General Partner	86,899	87,199
Limited Partners (20,000 Partnership Units authorized;
15,513 and 15,543 Partnership Units, respectively, issued and outstanding)	75,783	105,488

Total Partners’ Equity (Deficit)	162,682	192,687

Total Liabilities and Partners’ Equity (Deficit)	$204,439	$244,660

  See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2016 and 2015
(Unaudited)

	2016		2015
	Three Months	Six Months	Three Months	Six Months

Operating income:
Reporting fees	$2,000	2,000	$-	$2,000

Total operating income	2,000	2,000	-	2,000

Operating expenses:
Asset management fees (Note 3)	2,298	4,596	2,298	5,270
Legal and accounting fees	15,810	20,141	17,700	21,700
Outsourcing expenses	-	4,449	736	1,061
Write off of other assets	600	1,850	-	-
Other expenses	698	1,002	418	1,006

Total operating expenses	19,406	32,038	21,152	29,037

Loss from operations	(17,406)	(30,038)	(21,152)	(27,037)

Gain (loss) on sale of Local Limited Partnerships	-	-	(360)	623,345

Interest income	15	33	11	12

Net income (loss)	$(17,391)	$(30,005)	$(21,501)	$596,320

Net income (loss) allocated to:
General Partner	$(174)	$(300)	$(215)	$5,963

Limited Partners	$(17,217)	$(29,705)	$(21,286)	$590,357

Net income (loss) per Partnership Unit	$(1)	$(2)	$(1)	$38

Outstanding weighted Partnership Units	15,513	15,513	15,543	15,543

 See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Six Months Ended September 30, 2016
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity at March 31, 2016	$87,199	$105,488	$192,687

Net loss	(300)	(29,705)	(30,005)

Partners’ equity at September 30, 2016	$86,899	$75,783	$162,682

 See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2016 and 2015
(Unaudited)

	2016	2015
Cash flows from operating activities:
Net income (loss)	$(30,005)	$596,320
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Decrease in other assets	590	52,206
Decrease in accrued fees and expenses due to General Partner and affiliates	(10,216)	(336,422)
Gain on sale of Local Limited Partnerships	-	(623,345)

Net cash used in operating activities	(39,631)	(311,241)

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	-	623,345

Net cash provided by investing activities	-	623,345

Cash flows from financing activities:
Return of capital	-	(81,890)

Net cash used in financing activities	-	(81,890)

Net increase (decrease) in cash and cash equivalents	(39,631)	230,214

Cash and cash equivalents, beginning of period	242,810	12,559

Cash and cash equivalents, end of period	$203,179	$242,773

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

 See accompanying notes to condensed financial statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2017. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2016.

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

The Partnership Agreement authorized the sale of up to 20,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units has concluded, and 15,600 Partnership Units representing subscriptions in the amount of $15,241,000, net of volume discounts of $359,000, had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99% of these items in proportion to their respective investments. As of September 30, 2016 and March 31, 2016, a total of 15,513 and 15,543 Partnership Units, respectively, remain outstanding.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 2
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2016
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

For the Quarterly Period Ended September 30, 2016
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

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. The Compliance Period has ended for all remaining Local Limited Partnerships as of September 30, 2016.

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

For the Quarterly Period Ended September 30, 2016
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2016.

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

For the Quarterly Period Ended September 30, 2016
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of September 30, 2016 the Partnership has identified Pioneer Street Associates for disposition. The Compliance Period for the Local Limited Partnership has expired so there is no risk of recapture to the investors in the Partnership.

Local Limited Partnership	Debt at 12/31/15	Appraisal value	Discounted cash flow analysis value (*)	Estimated sales price	Estimated sale expenses	Estimated sale date
Pioneer Street Associates	$1,134,518	$1,600,000	$697,000-$758,300	$700,000	$1,260	11/30/2016

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

For the Quarterly Period Ended September 30, 2016
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

“Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2016 and 2015 has been recorded by the Partnership. Management’s estimate for the three and six-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

For the Quarterly Period Ended September 30, 2016
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of September 30, 2016 and March 31, 2016, all of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2016 and March 31, 2016, the Partnership had cash equivalents of $203,179 and $242,810, respectively.

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

For the Quarterly Period Ended September 30, 2016
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2016 and March 31, 2016, the Partnership owns Local Limited Partnership interests in 1 Local Limited Partnerships, which owns one Housing Complex consisting of an aggregate of 112 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the six months ended September 30, 2016 and 2015 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2016	2015

Revenue	$398,000	$381,000
Expenses:
Interest expense	42,000	44,000
Depreciation and amortization	75,000	78,000
Operating expenses	267,000	235,000

Total expenses	384,000	357,000

Net income	$14,000	$24,000

Net income allocable to the Partnership	$14,000	$24,000

Net income (loss) recorded by the Partnership	$-	$-

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

For the Quarterly Period Ended September 30, 2016
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a)
An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the Invested Assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debt related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $4,596 and $5,270 were incurred during the six months ended September 30, 2016 and 2015, respectively. The Partnership paid the General Partner and its affiliates $0 and $248,210 of those fees during the six months ended September 30, 2016 and 2015, respectively.

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

(c)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $41,664 and $122,510 during the six months ended September 30, 2016 and 2015, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	September 30, 2016	March 31, 2016

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$22,974	$37,786
Asset management fee payable	18,783	14,187
Total	$41,757	$51,973

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2016 and 2015, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2016 consisted of $203,000 in cash and cash equivalents and $1,000 in other assets. Liabilities at September 30, 2016 consisted of $42,000 of accrued fees and expenses due to General Partner and affiliates.

Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015. The Partnership’s net loss for the three months ended September 30, 2016 was $17,000, reflecting a decrease of $5,000 from the $22,000 net loss for the three months ended September 30, 2015. The change was partly due to an increase of $2,000 in reporting fees. Local Limited Partnerships pay reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. The legal and accounting expenses decreased by $2,000 for the three months ended September 30, 2016 due to the timing of the work performed. Outsourcing expenses decreased by $1,000 during the three months ended September 30, 2016 compared to the three months ended September 30, 2015, partly due to outsourcing of data management/outsourcing data entry services for the three months ended September 30, 2015. Write off of other assets increased by $1,000 during the three months ended September 30, 2016. Capitalized costs from potential disposition of Local Limited Partnerships were expensed due to the length of time it has taken to dispose of the properties.

Six Months Ended September 30, 2016 Compared to Six Months Ended September 30, 2015. The Partnership’s net loss for the six months ended September 30, 2016 was $30,000, reflecting a decrease of $626,000 from the $596,000 net income for the six months ended September 30, 2015. The change was largely due to gain on sale of a Local Limited Partnership of $623,000 for the six months ended September 30, 2015 compared to no gain on sale for the six months ended September 30, 2016. The gain was recorded by the Partnership can vary depending on the sale prices and the values of the Housing Complexes that are sold. The legal and accounting expenses decreased by $2,000 for the six months ended September 30, 2016 due to the timing of the work performed. Outsourcing expenses increased by $3,000 for the six months ended September 30, 2016. The change was largely due to the consulting service performed during the six months ended September 30, 2016. Write off of other assets increased by $2,000 during the six months ended September 30, 2016. Capitalized costs from potential disposition of Local Limited Partnerships were expensed due to the length of time it has taken to dispose of the properties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources

Six Months Ended September 30, 2016 Compared to Six Months Ended September 30, 2015. The net cash and cash equivalents used during the six months ended September 30, 2016 was $40,000 compared to net cash and cash equivalents provided during the six months ended September 30, 2015 of $230,000. During the six months ended September 30, 2016 the Partnership paid $0 and $42,000 to the General Partner or an affiliate for accrued asset management fees and reimbursement of operating expenses paid on behalf of the Partnership, respectively, compared to $248,000 and $123,000, respectively, paid during the six months ended September 30, 2015. Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fees and operating expenses reimbursements will be paid to the General Partner or an affiliates. The Partnership received $623,000 from the disposition of a Local Limited Partnership during the six months ended September 30, 2015 compared to no disposition proceeds received during the six months ended September 30, 2016. Proceeds received from disposition may vary from period to period, as discussed above. During the six months ended September 30, 2015, using sale proceeds from the disposition of its Local Limited Partnerships, the Partnership reimbursed $81,890 to the General Partner for the repayment of the previously written off advances.

During the six months ended September 30, 2016 accrued payables, which consist primarily of asset management fees to the General Partner or affiliates, decreased by $10,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

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

(b)
Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at September 30, 2016 and March 31, 2016, (ii) the Condensed Statements of Operations for the three and six months ended September 30, 2016 and September 30, 2015, (iii) the Condensed Statement of Partners’ Equity (Deficit) for the six months ended September 30, 2016 (iv) the Condensed Statements of Cash Flows for the six months ended September 30, 2016 and September 30, 2015 and (v) the Notes to Condensed Financial Statements.

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

Date: November 14, 2016

By: /s/ Melanie R. Wenk

Melanie R. Wenk
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 14, 2016